Form 10-Q
period 1994-03-31
UNITED CITIES GAS CO
filed 1994-05-12
CIK 101105

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994.
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                                   --------------    -------------
Commission file number 0-1284-1


                           UNITED CITIES GAS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         ILLINOIS AND VIRGINIA                           36-1801540
      --------------------------------------------------------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification Number)

       5300 MARYLAND WAY, BRENTWOOD, TN                   37027
      --------------------------------------------------------------------
           (Address of principal                        (Zip Code)
             executive offices)


                                 (615) 373-5310
      -------------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/X/ YES

/ / NO

      At April 30, 1994, 10,364,915 shares of the common stock of the Registrant were outstanding.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1994


                                        TABLE OF CONTENTS

      ITEM                                                                                 PAGE
     NUMBER                     PART I -- FINANCIAL INFORMATION                           NUMBER
                                                                                          ------
       1       Financial Statements:
                 Consolidated Statements of Income (Unaudited) for the Three and
                   Twelve Months Ended March 31, 1994 and March 31, 1993.                    3

                 Consolidated Statements of Cash Flows (Unaudited) for the Three
                   and Twelve Months Ended March 31, 1994 and March 31, 1993.                4

                 Consolidated Balance Sheets at March 31, 1994 (Unaudited)
                   and December 31, 1993.                                                    5

                 Consolidated Statements of Capitalization at March 31, 1994
                   (Unaudited) and December 31, 1993.                                        6

                 Notes to Consolidated Financial Statements.                                 7

       2       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.                                                  8

                                 PART II -- OTHER INFORMATION

       1       Legal Proceedings.                                                           11

       4       Submission of Matters to a Vote of Security Holders.                         11

       6       Exhibits and Reports on Form 8-K.                                            11

               List of Exhibits.                                                            12

                  11.01   Computation of Common Stock Earnings Per Share.                   13

                                            SIGNATURE                                       14


                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                               THREE MONTHS ENDED                TWELVE MONTHS ENDED
                                                                     MARCH 31,                         MARCH 31,
                                                                -------------------              --------------------
    (Unaudited, in thousands, except per share amounts)         1994           1993              1994            1993
                                                                ----           ----              ----            ----
    OPERATING REVENUES..................................      $124,191        $116,470          $295,228        $284,451
       Natural gas cost.................................        80,002          73,539           187,456         179,347
                                                              --------        --------          --------        --------
    OPERATING MARGIN....................................        44,189          42,931           107,772         105,104
                                                              --------        --------          --------        --------
    OTHER OPERATING EXPENSES:
       Operations and maintenance.......................        14,890          14,649            57,179          57,594
       Depreciation and amortization....................         3,428           3,146            13,386          11,678
       Federal and state income taxes...................         7,240           7,322             3,393           4,644
       Other taxes......................................         3,059           2,983            10,361          10,363
                                                              --------        --------          --------        --------
         Total other operating expenses.................        28,617          28,100            84,319          84,279
                                                              --------        --------          --------        --------
    OPERATING INCOME....................................        15,572          14,831            23,453          20,825
                                                              --------        --------          --------        --------
    OTHER INCOME:
       Operations of UCG Energy Corporation-
          Revenues......................................        13,742          10,927            41,725          34,610
          Operating expenses............................         9,361           7,392            30,754          24,238
          Interest expense..............................           185             210             1,023             834
          Depreciation and amortization.................           879             881             3,464           3,443
          Federal and state income taxes................         1,259             525             2,569           1,832
                                                              --------        --------          --------        --------
                                                                 2,058           1,919             3,915           4,263
                                                              --------        --------          --------        --------
       Operations of United Cities Gas Storage Company..           100              98               470             508
                                                              --------        --------          --------        --------
       Other income, net................................           (76)            (48)              214             243
                                                              --------        --------          --------        --------
    INCOME BEFORE INTEREST EXPENSE......................        17,654          16,800            28,052          25,839
    INTEREST EXPENSE....................................         3,418           3,459            15,008          12,954
                                                              --------        --------          --------        --------
    NET INCOME..........................................        14,236          13,341            13,044          12,885

    PREFERRED AND PREFERENCE STOCK DIVIDENDS............          -                 18                12              99
                                                              --------        --------          --------        --------

    COMMON STOCK EARNINGS...............................      $ 14,236        $ 13,323          $ 13,032        $ 12,786
                                                              ========        ========          ========        ========

    COMMON STOCK EARNINGS PER SHARE:
       Primary..........................................      $   1.38        $   1.32          $   1.27        $   1.30
                                                              ========        ========          ========        ========

       Fully diluted....................................      $   1.38        $   1.31          $   1.27        $   1.29
                                                              ========        ========          ========        ========

    AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.........        10,331          10,090            10,257           9,848
                                                              ========        ========          ========        ========

    COMMON STOCK DIVIDENDS PER SHARE....................      $    .25        $   .245          $    .99        $    .97
                                                              ========        ========          ========        ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED              TWELVE MONTHS ENDED
                                                                                    MARCH 31,                       MARCH 31,
                                                                             ------------------------          -------------------
    (Unaudited, in thousands)                                                1994              1993              1994       1993
                                                                             ----              ----              ----       ----
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income..................................................        $14,236           $13,341          $13,044     $12,885
                                                                            -------           -------          -------     -------
        Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization.............................          4,406             4,167           17,369      15,546
          Deferred taxes............................................            (72)              (18)             557       1,994
          Investment tax credits, net...............................            (92)              (93)            (373)       (388)
          Loss (gain) on sale of assets.............................              1               (21)              44          (7)
          Changes in current assets and current liabilities:
             Accounts receivable....................................          3,529             5,221           (2,140)     (9,260)
             Materials and supplies.................................             72              (128)             957         261
             Gas in storage.........................................         15,657             1,443           (4,427)       (507)
             Gas costs to be billed in the future...................         (1,072)            1,148           (4,391)      8,491
             Prepayments............................................             72            (1,435)             963      (1,562)
             Accounts payable.......................................         (8,602)           (2,213)           3,517      (1,844)
             Customer deposits and advance payments.................         (3,927)           (3,478)           1,091      (1,554)
             Accrued interest.......................................          1,387             2,408              (87)        793
             Supplier refunds due customers.........................          5,587             6,367           (4,939)      2,841
             Accrued taxes..........................................          8,258             1,041             (204)      (995)
             Other - net............................................          1,344             5,781           (1,938)      8,364
                                                                            -------           -------          -------     -------
                Total adjustments...................................         26,548            20,190            5,999      22,173
                                                                            -------           -------          -------     -------
                 Net cash provided by operating activities..........         40,784            33,531           19,043      35,058
                                                                            -------           -------          -------     -------

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to property - utility.............................         (7,334)           (5,986)         (28,378)    (24,361)
        Additions to property - non-utility.........................           (595)             (473)          (4,059)     (5,226)
                                                                            -------           -------          -------     -------
                 Net cash used in investing activities..............         (7,929)           (6,459)         (32,437)    (29,587)
                                                                            -------           -------          -------     -------

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Short-term borrowings - net.................................        (22,863)             -                -        (19,393)
        Proceeds from issuance of long-term debt....................           -                  150             -         43,900
        Proceeds from issuance of common stock......................            352               642            1,659      18,754
        Long-term debt retirements..................................         (4,551)           (3,060)          (6,069)    (12,456)
        Dividends paid..............................................         (2,280)           (2,219)          (9,007)     (8,694)
        Redemption of preferred and preference stock................           -                 -                (106)       (608)
                                                                            -------           -------          -------     -------
                 Net cash provided by (used in) financing activities        (29,342)           (4,487)         (13,523)     21,503
                                                                            -------           -------          -------     -------

    NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS.......          3,513            22,585          (26,917)     26,974
    CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD...........            798             8,643           31,228       4,254
                                                                            -------           -------          -------    --------
    CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD.................        $ 4,311           $31,228          $ 4,311    $ 31,228
                                                                            =======           =======          =======    ========
    CASH PAID DURING THE PERIOD FOR:
        Interest, net of amounts capitalized........................        $ 2,467           $ 2,144          $16,450    $ 14,458
                                                                            =======           =======          =======    ========
        Income taxes................................................        $   363           $ 3,686          $ 8,635    $  6,377
                                                                            =======           =======          =======    ========
    NONCASH INVESTING AND FINANCING ACTIVITIES:
        Dividends reinvested........................................        $   303           $   272          $ 1,161    $  1,114
                                                                            =======           =======          =======    ========



                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 MARCH 31,        DECEMBER 31,
                         (In thousands)                                                            1994               1993
                                                                                                ----------        ------------
                         ASSETS                                                                 (UNAUDITED)
                            UTILITY PLANT:
                                Plant in service, at cost................................        $381,129           $374,205
                                  Less-accumulated depreciation..........................         131,069            127,856
                                                                                                 --------           --------
                                                                                                  250,060            246,349
                                                                                                 --------           --------
                            NON-UTILITY PROPERTY:
                                Property, plant, and equipment...........................          68,125             68,082
                                  Less-accumulated depreciation..........................          20,353             19,843
                                                                                                 --------           --------
                                                                                                   47,772             48,239
                                                                                                 --------           --------
                            CURRENT ASSETS:
                                Cash and temporary investments...........................           4,311                798
                                Receivables, less allowance for uncollectible accounts
                                  of $1,646 in 1994 and $1,150 in 1993...................          46,833             50,362
                                Materials and supplies...................................           5,301              5,373
                                Gas in storage...........................................          10,326             25,983
                                Gas costs to be billed in the future.....................           9,118              8,046
                                Prepayments and other....................................           2,981              3,053
                                                                                                 --------           --------
                                                                                                   78,870             93,615
                                                                                                 --------           --------
                            DEFERRED CHARGES:
                                Unamortized debt discount and expense, net...............           2,736              2,788
                                Non-compete agreements, net..............................           3,979              3,952
                                Deferred system improvement costs, net...................           1,883              2,036
                                Other deferred charges...................................           3,427              4,541
                                                                                                 --------           --------
                                                                                                   12,025             13,317
                                                                                                 --------           --------
                                                                                                 $388,727           $401,520
                                                                                                 ========           ========
                         CAPITALIZATION AND LIABILITIES
                            CAPITALIZATION:
                                Common stock equity......................................        $124,196           $111,888
                                Long-term debt...........................................         146,701            151,843
                                                                                                 --------           --------
                                                                                                  270,897            263,731
                                                                                                 --------           --------
                            CURRENT LIABILITIES:
                                Current portion of long-term obligations.................           6,993              6,402
                                Notes payable............................................            -                22,863
                                Accounts payable for gas costs...........................          27,440             33,271
                                Other accounts payable...................................           1,568              4,339
                                Accrued taxes............................................          12,144              3,886
                                Customer deposits and advance payments...................           8,056             11,983
                                Accrued interest.........................................           5,844              4,457
                                Supplier refunds due customers...........................           9,801              4,214
                                Other....................................................           7,529              7,630
                                                                                                 --------           --------
                                                                                                   79,375             99,045
                                                                                                 --------           --------
                            DEFERRED CREDITS:
                                Accumulated deferred income tax..........................          23,134             23,142
                                Deferred investment tax credits..........................           4,923              5,015
                                Income taxes due customers...............................           6,545              6,617
                                Other....................................................           3,853              3,970
                                                                                                 --------           --------
                                                                                                   38,455             38,744
                                                                                                 --------           --------
                                                                                                 $388,727           $401,520
                                                                                                 ========           ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION




                                                                                 March 31,               December 31,
               (In thousands, except share amounts)                                1994                     1993
                                                                              ----------------        ---------------
               COMMON STOCK EQUITY:                                               (Unaudited)
                   Common stock without par value, authorized
                     20,000,000 shares, outstanding 10,353,473 in
                     1994 and 10,314,026 in 1993.......................       $ 67,761                $ 67,106
                   Capital surplus.....................................         22,462                  22,462
                   Retained earnings...................................         33,973                  22,320
                                                                              --------                --------
                     Total common stock equity.........................        124,196    45.8%        111,888   42.4%
                                                                              --------   -----        --------  -----

               LONG-TERM DEBT:
                   First mortgage bonds ...............................        129,955                 133,955
                   Senior secured storage term notes due in
                      installments through 2007........................         10,784                  10,895
                   Rental property adjustable rate term notes due in
                      installments through 1999........................          8,768                   9,043
                   Other long-term obligations due in installments
                      through 2013                                               4,187                   4,352
                                                                              --------                --------
                                                                               153,694                 158,245

                       Less-current requirements.......................          6,993                   6,402
                                                                              --------                --------
                       Total long-term debt, excluding amounts due
                             within one year                                   146,701    54.2%        151,843   57.6%
                                                                              --------   -----        --------  -----

               TOTAL CAPITALIZATION....................................       $270,897   100.0%       $263,731  100.0%
                                                                              ========   =====        ========  =====



                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements included in the Company's annual report for the year ended December 31, 1993.

        The Company's business is seasonal in nature resulting in greater earnings during the winter months. The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

        Effective March 1, 1994, the Company purchased the natural gas system in Palmyra, Missouri from Western Resources, Inc. for approximately $665,000. The Company also obtained a ten year non-compete agreement. Consideration for the agreement will be contingent upon volumes sold to a certain industrial customer with payments made over a three year period, not to exceed $720,000. The system serves approximately 1,400 natural gas customers.

        Effective April 14, 1994, United Cities Propane Gas of Tennessee, Inc., a subsidiary of the Company, purchased all of the assets of Hurley's Propane Gas for approximately $938,000. In addition, the subsidiary entered into ten year non-compete agreements with the prior owners for $100,000. This acquisition added approximately 700 propane customers in the Morristown, Tennessee area.

        The Company has been named, along with 17 other defendants, in a class action, anti-trust case filed March 5, 1993 in the United States District Court for the Eastern District of Tennessee, Knoxville Division. This action involves alleged price-fixing in the 1980's in eastern Tennessee by Holston Oil Co., Inc. (Holston), which at the time of the alleged events was a wholly-owned subsidiary of Tennessee-Virginia Energy Corporation (TVEC). Subsequent to the alleged events and prior to TVEC's merger with the Company in 1986, TVEC sold the common stock of Holston to an unrelated party. The Company has filed a Motion for Summary Judgment with regard to the entire matter and is awaiting the Court's ruling. The case is at the early stages of discovery and management cannot predict the outcome. The Company intends to vigorously defend this matter.

        In November, 1992, the Financial Accounting Standards Board issued Statement No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." This statement, which the Company adopted on January 1, 1994, requires the Company to accrue any obligations which may exist to provide benefits to former or inactive employees after employment but before retirement. Due to the limited nature of the postemployment benefits provided by the Company, most of which were already being accrued, the implementation of SFAS 112 did not have a material effect on the Company's results of operations or financial condition.

        Certain reclassifications were made conforming prior year's financial statements with 1994 financial statement presentation.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

          OVERVIEW

               The Company's 1994 first quarter common stock earnings were $14,236,000 compared to first quarter 1993 earnings of $13,323,000. The earnings per common share in the first quarter of 1994 was $1.38 on an additional 241,000 average number of common shares outstanding, compared to $1.32 for the first quarter in 1993. Common stock earnings for the twelve month period ended March 31, 1994 were $13,032,000 compared to $12,786,000 for the twelve month period ended March 31, 1993. Common stock earnings per share decreased from $1.30 in the twelve month period in 1993 to $1.27 in the twelve month period in 1994. Average shares outstanding increased by 409,000 for the twelve month period ended March 31, 1994.

               The following table summarizes certain information regarding the operation of each segment of the Company's business for the periods ended March 31:

                                                         THREE MONTHS ENDED          TWELVE MONTHS ENDED
                                                        --------------------        --------------------
          (UNAUDITED, IN THOUSANDS)                     1994         1993           1994         1993
                                                        ----         ----           ----         ----
          OPERATING REVENUES:
          Utility..................................    $124,191     $116,470       $295,228     $284,451
                                                       --------     --------       --------     --------
          Subsidiaries:
            UCG Energy Corporation-
              Propane Division.....................       9,431        6,951         20,683       18,167
              Rental Division......................       1,644        1,701          6,576        6,571
              Utility Services Division............       2,667        2,275         14,466        9,872
                                                       --------     --------       --------     --------
                Total UCG Energy Corporation.......      13,742       10,927         41,725       34,610
            United Cities Gas Storage Company......       3,016        2,910          8,943        8,170
                                                       --------     --------       --------     --------
                Total Subsidiaries.................      16,758       13,837         50,668       42,780
                                                       --------     --------       --------     --------
          Total Revenues...........................    $140,949     $130,307       $345,896     $327,231
                                                       ========     ========       ========     ========
          COMMON STOCK EARNINGS:
          Utility..................................    $ 12,078     $ 11,306       $  8,647     $  8,015
                                                       --------     --------       --------     --------
          Subsidiaries:
            UCG Energy Corporation-
              Propane Division.....................       1,393          888          1,515        1,151
              Rental Division......................         515          905          1,780        2,522
              Utility Services Division............         150          126            620          590
                                                       --------     --------       --------     --------
                Total UCG Energy Corporation.......       2,058        1,919          3,915        4,263
            United Cities Gas Storage Company......         100           98            470          508
                                                       --------     --------       --------     --------
                Total Subsidiaries.................       2,158        2,017          4,385        4,771
                                                       --------     --------       --------     --------
          Total Common Stock Earnings..............    $ 14,236     $ 13,323       $ 13,032     $ 12,786
                                                       ========     ========       ========     ========

          OPERATING RESULTS-UTILITY

               The utility income increased by $772,000 and $632,000, respectively, for the three and twelve month periods in 1994 from the comparable 1993 periods due predominantly to the factors mentioned below:

               The operating margin for the first quarter increased from $42,931,000 in 1993 to $44,189,000 in 1994. The operating margin for the twelve month period ended March 31, 1994 was $107,772,000 compared to $105,104,000 for the twelve month period ended March 31, 1993. The increase in the first quarter was primarily due to volumes sold to an increased number of residential and commercial natural gas customers and additional revenues from certain interruptible customers who did not go off the Company's system when curtailed during the extremely cold weather in the first part of the quarter. The increase in the twelve month period operating margin was primarily a result of rate increases in certain jurisdictions and an increase in the number of natural gas customers.

ITEM 2.   CONTINUED

               Operations and maintenance expenses other than natural gas cost increased $241,000 for the first quarter and decreased $415,000 for the twelve month period ended March 31, 1994. The increase in the first quarter from the prior year is primarily a result of normal increases in operating expenses, primarily in payroll related expenses. Operations and maintenance expenses for the twelve month period ended March 31, 1993 reflect the December, 1992 adjustment to expense the difference in the approved amount of system improvement costs in Kansas and the amount previously deferred. The effect of this adjustment was slightly offset by increased payroll related expenses in the twelve month period ended March 31, 1994.

               Depreciation and amortization expense increased in the quarter and twelve month periods primarily due to depreciation expense on additional plant in service. Interest expense decreased slightly for the quarter but increased $2,054,000 for the twelve month period primarily as a result of interest assessed on additional income taxes related to the 1993 settlement of the Internal Revenue Service audit.

               The table below reflects operating revenues, gas sales volumes and weather data for the periods ended March 31:

          OPERATING STATISTICS-UTILITY
                                                         THREE MONTHS ENDED         TWELVE MONTHS ENDED
          (UNAUDITED, IN THOUSANDS)                      1994         1993           1994         1993
          OPERATING REVENUES:
            Residential............................     $64,684      $60,082       $139,458     $131,180
            Commercial.............................      35,055       32,074         77,342       75,222
            Industrial.............................      21,705       20,750         68,910       65,819
            Transportation.........................       1,652        2,013          6,563        7,720
            Other Revenues.........................       1,095        1,551          2,955        4,510
                                                       --------     --------       --------     --------
               Total Operating Revenues............    $124,191     $116,470       $295,228     $284,451
                                                       ========     ========       ========     ========
          GAS SALES (MCF):
            Residential............................      10,968       10,719         23,304       22,393
            Commercial.............................       6,440        6,143         14,732       14,257
            Industrial-
              Firm.................................       2,675        2,429          7,754        7,541
              Interruptible........................       2,857        3,271         11,247       10,725
                                                       --------     --------       --------     --------
                                                         22,940       22,562         57,037       54,916
                                                       ========     ========       ========     ========
          Transported Volumes (Mcf)................       2,667        3,273         11,277       11,522
                                                       ========     ========       ========     ========

          WEATHER DATA-COLDER (WARMER)
            THAN NORMAL............................      (4.0%)       (1.6%)           1.6%          .9%
                                                       ========     ========       ========     ========



          OPERATING RESULTS-SUBSIDIARIES

               Revenues of UCG Energy Corporation (UCG Energy) increased from $10,927,000 in the first quarter of 1993 to $13,742,000 in the first quarter of 1994. Revenues increased from $34,610,000 for the twelve months ended March 31, 1993 to $41,725,000 for the twelve months ended March 31, 1994. The propane division's revenues increased in the first quarter and twelve-month periods primarily due to additional volumes sold as a result of colder than normal weather and secondarily, the addition of the Boone, North Carolina propane operation. The utility services division's revenues increased from 1993 for the first quarter and twelve-month periods as a result of increased brokerage sales to certain industrial customers, local distribution companies and others.

               Expenses of UCG Energy, including cost of sales, increased from $7,392,000 in the first quarter of 1993 to $9,361,000 in the first quarter of 1994 and from $24,238,000 in the twelve-month period ended March 31, 1993 to $30,754,000 in the twelve-month period ended March 31, 1994. Expenses increased in both periods in the propane division primarily as a result of the cost of additional volumes sold and related increases in operating expenses as well as the addition of the Boone, North Carolina propane operation. Expenses of the utility services division increased in both periods as a result of additional cost of sales from brokerage activities.

ITEM 2. CONTINUED

             UCG Energy's net income increased from $1,919,000 in the first quarter of 1993 to $2,058,000 in the first quarter of 1994, but decreased from $4,263,000 in the twelve-month period ended March 31, 1993 to $3,915,000 in the twelve-month period ended March 31, 1994. The increase for the quarter is the result of increased sales in the propane division. The decrease in the twelve-month period can largely be attributed to the cumulative effect of a change in accounting principle that resulted from the adoption in 1993 of Statement No. 109 "Accounting for Income Taxes" issued by the Financial Accounting Standards Board.

             United Cities Gas Storage Company had net income for the three and twelve-month periods of $100,000 and $470,000, respectively, as compared to $98,000 and $508,000 for the same periods in 1993. The revenues of this subsidiary were primarily derived from natural gas storage services and natural gas provided to United Cities Gas Company.

        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

             Total cash provided by operations for the three and twelve-month periods ended March 31, 1994 was $40,784,000 and $19,043,000, respectively. The financing activities of the three and twelve-month periods reflect the retirement of long-term debt and dividend payments. In addition, the financing activities of the first quarter reflect the payment of short-term debt outstanding at December 31, 1993.

             The Company has authorized as of March 31, 1994, specific purchases and construction projects amounting to $9,267,000 of its 1994 utility capital budget of $28,200,000 and $2,579,000 of its non-utility capital budget of $3,400,000. The Company anticipates incurring capital expenditures of approximately $32,000,000 for each of 1995, 1996, and 1997. In addition, the Company is constructing a twenty-eight mile main which will connect two of its distribution systems in Middle Tennessee. The project has an estimated cost of approximately $8,200,000 and is scheduled to be completed by the fall heating season of 1995. As of March 31, 1994, capital expenditures of $5,170,000 had been authorized related to this project.

             The Company believes its short-term lines of credit are sufficient to meet anticipated short-term requirements. At March 31, 1994, the Company had $80,000,000 in short-term lines of credit, including master and banker's acceptance notes, bearing interest primarily at the lesser of prime or a negotiated rate during the term of each borrowing. No amounts were outstanding under these arrangements at March 31, 1994.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

                   FOR THE THREE MONTHS ENDED MARCH 31, 1994

ITEM 1.  LEGAL PROCEEDINGS.

           See December 31, 1993 Form 10-K


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of Shareholders was held April 29, 1994. The meeting did involve the election of directors. The matters voted upon were as follows:

         Proposal 1. The shareholders approved the nomination of Thomas J.
                     Garland, Gene C. Koonce, and George C. Woodruff, Jr. to serve the Company as directors for a three year term. Directors of the Company who are continuing their term are Dwight C. Baum, Dennis L. Newberry, II, Timothy W. Triplett, Vincent J. Lewis and Stirton Oman, Jr.

                     James L. Bomar, Jr., whose term expired in 1994, did not stand for re-election. In addition, according to terms set forth in the By-Laws of the Company, J. M.
                     (Ray) McRae retired effective with the date of this meeting. (See Amended By-Laws of the Company filed with this report as Exhibit 3.02.)

         Proposal 2. The shareholders approved an amendment to the
                     Company's Articles of Incorporation to increase the number of shares of Common Stock, without par value, which the Company is authorized to issue from 20,000,000 to 40,000,000. (See Amended Articles of Incorporation of the Company filed with this report as
                     Exhibit 3.01.)

         Proposal 3. The shareholders approved an amendment to the Company's
                     Employee Stock Purchase Plan to increase by 200,000 the number of shares available thereunder.

         The results of the voting for each proposal were as follows:

                                          FOR            AGAINST           WITHHELD       NON-VOTE
                                          ---            -------           --------       --------
         Proposal 1. Garland           8,022,861           -               232,359           -
                     Koonce            8,054,265           -               200,955           -
                     Woodruff          8,053,381           -               201,839           -

         Proposal 2.                   7,594,748          524,125          136,347           -

         Proposal 3.                   7,933,718          179,781          141,720           1


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits-See list of Exhibits on page 12 hereof.

           (b)  Reports on Form 8-K.
                   None

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS

      3.01 Amended Articles of Incorporation of Company as amended April 29, 1994. (Pages 15 through 44)

      3.02 Amended By-Laws of Company as amended April 29, 1994. (Pages 45 through 69)

     11.01   Computation of Common Stock Earnings Per Share.  (Page 13).

                                                                   Exhibit 11.01
                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                 COMPUTATION OF COMMON STOCK EARNINGS PER SHARE



                                                                   THREE MONTHS ENDED                TWELVE MONTHS ENDED
                                                                        MARCH 31,                         MARCH 31,
                                                                   ----------------------            ---------------------
    (Unaudited, in thousands, except per share amounts)            1994             1993             1994             1993
                                                                   ----             ----             ----             ----
    Common Stock Earnings...............................          $14,236          $13,323          $13,032          $12,786
    Add:  Preference Stock Dividends....................             -                  18               12               80
                                                                  -------          -------          -------          -------
    Common Stock Earnings after Conversion..............          $14,236          $13,341          $13,044          $12,866
                                                                  =======          =======          =======          =======
    Average Number of Common Shares Outstanding
       During the Period................................           10,331           10,090           10,257            9,848
    Add:  Conversion of 11 1/2% Preference Stock........             -                  88             -                  88
                                                                  -------          -------          -------          -------
    Average Number of Common Shares Outstanding
       after Conversion.................................           10,331           10,178           10,257            9,936
                                                                  =======          =======          =======          =======
    Common Stock Earnings per Share:
       Primary..........................................          $  1.38          $  1.32          $  1.27          $  1.30
                                                                  =======          =======          =======          =======

       Fully Diluted....................................          $  1.38          $  1.31          $  1.27          $  1.29
                                                                  =======          =======          =======          =======

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                   SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    UNITED CITIES GAS COMPANY




                                    /s/ JAMES B. FORD
                                        --------------
                                        JAMES B. FORD
                                        Senior Vice President and Treasurer
                                           and Chief Financial Officer
                                        On behalf of the Registrant

Date:  May 10, 1994

                                                                EXHIBIT 3.01

        As Amended Through
        April 29, 1994




                           UNITED CITIES GAS COMPANY

                       AMENDED ARTICLES OF INCORPORATION

                     (A Public Service Company Incorporated
                    under the Laws of Illinois and Virginia)


                                  ARTICLE ONE

        The name of the corporation is:  United Cities Gas Company.


                                  ARTICLE TWO

        The address of its present registered office in the State of Illinois is 33 North LaSalle Street, in the City of Chicago 60602, County of Cook, and the name of its Registered Agent at said address is: United States Corporation Company. The address of its present registered office in the Commonwealth of Virginia is 707 E. Main Street, Richmond, Virginia 23212, and the name of its Registered Agent is Richard D. Gary, who is a resident of Virginia, whose business address is the same as the address of the registered office, and who is a member of the Virginia State Bar.


                                 ARTICLE THREE

        The duration of the corporation is perpetual.


                                  ARTICLE FOUR


        The purpose or purposes for which the corporation is organized are, as a public service company, to manufacture, buy, distribute and sell natural and/or artificial gas for light, heat, power, refrigeration and other purposes for which the same may now or at any time hereafter be used, and also to sell the by-products and residual products therefrom, and to construct or in any manner acquire and to maintain, operate, mortgage, sell and in any manner dispose of works, equipment, appliances and facilities therefor or for use in connection therewith; to construct, lay, purchase or in any manner acquire and to maintain and operate, and to sell, encumber or in any manner dispose of pipe lines and gas mains for the sale, distribution and transportation of natural and/or artificial gas for the purposes aforesaid in, over, through or under any streets, alleys, roads, highways, or other public places, and in, over, through or under any private or public property.


                                  ARTICLE FIVE

                 Paragraph 1: The aggregate number of shares which the corporation is authorized to issue is 40,258,000, divided into three classes consisting of 200,000 shares designated as Cumulative Preferred Stock, issuable in series as hereinafter provided, having a par value of $100.00 per share, 58,000 shares designated as 11-1/2% Cumulative Convertible Preference Stock having a par value of $100.00 per share, and 40,000,000 shares designated as Common Stock, having no par value.

                 Paragraph 2: The preferences, qualifications, limitations, restrictions, and the special or relative rights in respect of the shares of each class hereinabove designated shall be as follows:

                 SECTION 1. Issuance in Series. The Cumulative Preferred Stock may be divided into and issued from time to time as shares of one or more series, each series to be appropriately designated by a distinguishing number, letter, or title prior to the issue of any shares thereof. The Cumulative Preferred Stock of all series shall be of the same class and of equal rank and shall be identical except as to the terms that may be fixed by the Board of Directors as hereinafter in this Section 1 provided. All shares of each series shall be alike in every particular. Before any shares of Cumulative Preferred Stock of any series (other than the 5-3/4%, 1962 Series, the 7.10%, 1968 Series, the 10-1/2%, 1971 Series, and the 6%, 1982 Series, the relative rights and preferences of which series are hereinafter set forth) shall be issued, the Board of Directors shall fix and is hereby expressly empowered to fix, in the manner provided by law, the following relative rights and preferences, in respect of any or all of which there may be variations between different series:

                  (i) The designation of such series and the number of shares which shall constitute such series, which number may, unless the authorized number of shares of such series shall be limited, be increased or decreased (but not below the number of shares thereof, if any, then outstanding) from time to time by like action of the Board of Directors;

                 (ii) The rate of dividend;

                (iii) The price at and the terms and conditions on which shares may be redeemed;

                 (iv) The amount payable on shares of such series in the event of any voluntary liquidation, dissolution or winding up of the affairs of the corporation;

                 (v) Sinking fund provisions for the redemption or purchase of shares; provided, however, that the Board of Directors shall not create a sinking fund in respect of any series unless provision for a sinking fund at least as beneficial to all issued and outstanding shares of Cumulative Preferred Stock of other series shall either then exist or be at the same time created;

                (vi) The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

so far as not inconsistent with the provisions of this Article Five applicable to all series of Cumulative Preferred Stock. Shares of Cumulative Preferred Stock shall be issued only as full-paid and nonassessable shares.

                 SECTION 2. Dividends. Out of any source lawfully available for the payment of dividends, as and when declared by the Board of Directors, the holders of Cumulative Preferred Stock of each series shall be entitled to receive dividends at, but not exceeding, the maximum dividend rate fixed for such series and expressed in the certificates therefor, payable quarterly on March 15, June 15, September 15 and December 15, and accruing from the date of original issue of each share of such stock, before any dividends shall be declared or paid or set apart for payment on 11-1/2% Cumulative Convertible Preference Stock or the Common Stock and before any sum shall be paid or set apart for the purchase or redemption of Cumulative Preferred Stock or 11-1/2% Convertible Preference stock; and such dividends on the Cumulative Preferred Stock shall be cumulative so that if any dividend period or periods full dividends upon the outstanding Cumulative Preferred Stock of each series at the maximum rate fixed therefor shall not have been paid, the deficiency shall be declared and paid or set apart for payment before any dividends shall be declared or paid or set apart for payment on 11-1/2% Cumulative Convertible Preference Stock or the Common Stock and before any sum shall be paid or set apart for the purchase or redemption of any Cumulative Preferred Stock or 11-1/2% Cumulative Preference Stock. If at any time there shall be outstanding Cumulative Preferred Stock of more than one series, no full dividend for any quarter yearly period may be declared or paid upon any series unless the full dividend for such period shall be concurrently declared or paid on all other series and any dividends paid upon the Cumulative Preferred Stock in an amount less than the full cumulative dividends accrued or in arrears on all the Cumulative Preferred Stock outstanding shall be divided between the outstanding Cumulative Preferred Stock of each series in proportion to the aggregate amounts which would be distributable to the holders of the Cumulative Preferred Stock of each series if full cumulative dividends were declared and paid thereon.

                 After full dividends on Cumulative Preferred Stock for all past quarter yearly dividend periods and for the then current quarter yearly dividend period shall have been declared and paid, or set apart for payment, then, and not otherwise, out of any remaining source lawfully available for the payment of dividends, as and when declared by the Board of Directors, the holders of 11-1/2% Cumulative Convertible Preference Stock shall be entitled to receive dividends at, but not exceeding, 11-1/2% per annum, payable quarterly on March 15, June 15, September 15 and December 15, and accruing from the date of original issue of each share of such stock, before any dividends shall be declared or paid or set apart for payment on the Common Stock and before any sum shall be paid or set apart for the purchase or redemption of 11-1/2% Cumulative Convertible Preference Stock; and such dividends on 11-1/2% Cumulative Convertible Preference Stock shall be cumulative so that if in any dividend period or periods full dividends upon the outstanding 11-1/2% Cumulative Convertible Preference Stock at the rate of 11-1/2% per annum shall not have been paid, the deficiency shall be declared and paid or set apart for payment before any dividends shall be declared or paid or set apart for payment on the Common Stock and before any sum shall be paid or set apart for the purchase or redemption of any 11-1/2% Cumulative Convertible Preference Stock.

                 After full dividends on Cumulative Preferred Stock and 11-1/2% Cumulative Convertible Preference Stock for all past quarter yearly dividend periods and for the then current quarter yearly dividend period shall have been declared and paid, or set apart for payment, then, and not otherwise, dividends may be declared and paid out of any remaining source lawfully available for the payment thereof upon the Common Stock, share and share alike, subject to the restrictions hereinafter provided, to the exclusion of the holders of Cumulative Preferred Stock and 11-1/2% Cumulative Convertible Preference Stock.

                 SECTION 3. Redemption of Cumulative Preferred Stock. Subject to the terms and conditions on which the shares of a particular series of Cumulative Stock may be redeemed, at the option of the Board of Directors of the corporation, the corporation may at any time redeem any series of Cumulative Preferred Stock which has been made redeemable at such time, either as a whole or in part, at the redemption price determined for such series; provided, however, that not less than 30 nor more than 60 days prior to the date fixed for redemption a notice of the time and place thereof shall be mailed to the holders of record of the Cumulative Preferred Stock so to be redeemed. Notice of redemption having been so given, dividends shall cease to accrue on the shares therein designated for redemption after the date fixed for redemption (unless default be made in payment or deposit of the redemption price). In every case of redemption of less than all of the outstanding shares of any one series of Cumulative Preferred Stock, then at the option of the Board of Directors such redemption shall be made pro rata or the shares of such series to be redeemed shall be chosen by lot in such manner
                                      18
as may be prescribed by resolution of the Board of Directors; provided, however, that such selection shall be made as set forth in the following paragraph in respect of any holder of record of the Cumulative Preferred Stock of the series from which the selection is to be made having 5% or more of such series of Cumulative Preferred Stock registered in his name.

                 If at the time when any selection by lot is to be made, 5% or more of the aggregate number of shares of the Cumulative Preferred Stock of the series from which such selection is to be made are registered in the name of one holder, then before making the selection by lot as aforesaid the corporation shall allocate to each holder of record holding 5% or more of the aggregate number of shares of such series a proportion of the shares to be redeemed equal, as nearly as practicable (and so as to avoid redemption of fractional shares), to the proportion that the shares of such series then outstanding, registered in the name of such holder bears to all shares of such series then outstanding. In such case, the selection by lot of the number of shares to be redeemed not so allocated shall be made from the holders of record holding less than 5% of the aggregate number of shares of such series.

                 At any time after notice of redemption has been mailed as aforesaid to the holders of stock so to be redeemed, the corporation may deposit in trust for the account of the respective holders of shares of Cumulative Preferred Stock to be redeemed, the aggregate redemption price, including accrued and unpaid dividends, to the date fixed for redemption, with a bank or trust company, named in such notice as the place of redemption, having its principal office in the City of Chicago, Illinois, and having, according to its last published statement, capital, surplus and undivided profits aggregating at least $5,000,000, such redemption price to be payable on the date fixed for redemption as aforesaid, or on the date of deposit, as hereinafter provided, and in the amounts aforesaid to the respective order of the holders of the shares so to be redeemed upon endorsement to the corporation or otherwise, as may be required, and upon surrender of the certificates for such shares. From and after the earlier of (i) the date fixed for redemption (provided that the corporation shall not have failed to make payment of the redemption price as set forth in such notice) or (ii) the date of the deposit of said money as aforesaid in advance of the date fixed for redemption (provided in such case that such moneys shall be made available for immediate payment to the holders of the shares to be redeemed on and after such date of deposit and that the aforesaid notice or redemption shall have included a statement that such moneys are to be so available), such holders shall cease to be stockholders with respect to said shares, and said shares shall not be deemed to be outstanding and such holders shall have no interest in, or claim against, the corporation with respect to said shares, but shall be entitled only to receive said moneys as aforesaid from said bank or trust company, or from the corporation, as the case may be, without interest thereon, upon endorsement to the corporation, or otherwise, as may be required, and upon surrender of the certificates for such shares, as aforesaid.

                 All or any shares of any series of Cumulative Preferred Stock at any time redeemed, purchased or acquired by the corporation shall be cancelled in accordance with law and shall not be reissued as shares of the same series but shall become authorized and unissued shares of Cumulative Preferred Stock undesignated as to series.

                 SECTION 4. Redemption of 11-1/2% Cumulative Convertible Preference Stock, Sinking Fund and Conversion. At the option of the Board of Directors of the corporation, the corporation may at any time or times after the tenth year following the issuance of shares of 11-1/2% Cumulative Convertible Preference Stock redeem any shares of 11-1/2% Cumulative Convertible Preference Stock at such time, either as a whole or in part, at the redemption price of $100.00 per share plus in each case an amount equal to accrued and unpaid dividends on the shares to be redeemed; provided, however, that not less than 30 nor more than 60 days prior to the date fixed for redemption a notice of the time and place thereof shall be mailed to the holders of record of 11-1/2% Cumulative Convertible Preference Stock so to be redeemed. Notice of redemption having been so given, dividends shall cease to accrue on the shares therein designated for redemption after the date fixed for redemption (unless default be made in payment or deposit of the redemption price). In every case of redemption of less than all of the outstanding shares of 11-1/2% Cumulative Convertible Preference Stock, then at the option of the Board of Directors such redemption shall be made pro rata or the shares to be redeemed shall be chosen by lot in such manner as may be prescribed by resolution of the Board of Directors.

                 At any time after notice of redemption has been mailed as aforesaid to the holders of stock so to be redeemed, the corporation may deposit in trust for the account of the respective holders of shares of 11-1/2% Cumulative Convertible Preference Stock to be redeemed, the aggregate redemption price, including accrued and unpaid dividends, to the date fixed for redemption, with a bank or trust company, named in such notice as the place of redemption, having its principal office in the City of Chicago, Illinois, and having, according to its last published statement, capital, surplus and undivided profits aggregating at least $5,000,000 such redemption price to be payable on the date fixed for redemption as aforesaid, or on the date of deposit, as hereinafter provided, and in the amounts aforesaid to the respective orders of the holders of the shares so to be redeemed upon endorsement to the corporation or otherwise, as may be required, and upon surrender of the certificates for such shares. From and after the earlier of
(i) the date fixed for redemption (provided that the corporation shall not have failed to make payment of the redemption price as set forth in such notice) or

(ii) the date of the deposit of said money as aforesaid in advance of the date fixed for redemption (provided in such case that such moneys shall be made available for immediate payment to the holders of the shares to be redeemed on and after such date of deposit and that the aforesaid notice or redemption shall have included a statement that such moneys are to be so available), such holders shall cease to be stockholders with respect to said shares, and said shares shall not be deemed to be outstanding and such holders shall have no interest in, or claim against, the corporation with respect to said shares, but shall be entitled only to receive said moneys as aforesaid from said bank or trust company, or from the corporation, as the case may be, without interest thereon, upon endorsement to the corporation, or otherwise, as may be required, and upon surrender of the certificates for such shares, as aforesaid.

                 As for a sinking fund for the benefit of 11-1/2% Cumulative Convertible Preference Stock, the corporation will call for redemption and redeem, at a redemption price of $100 per share plus accrued and unpaid dividends, on June 15, 1993 and on June 15 of each year thereafter to and including June 15, 1997 a number of shares of 11-1/2% Cumulative Convertible Preference Stock equal to 20% in each such year of the largest number of shares of such 11-1/2% Cumulative Convertible Preference Stock theretofore issued.

                 Such redemption shall be made in the manner, on the notice and with the effect provided in Section 4 provided, however, that such notice shall state that redemption is being made to satisfy the sinking fund requirement for shares of 11-1/2% Cumulative Convertible Preference Stock.

                 The sinking fund requirement for 11-1/2% Cumulative Convertible Preference Stock shall be cumulative so that if in any year the corporation shall not satisfy the sinking fund requirement for such year the amount of the deficiency shall be added to the sinking fund requirement for the next succeeding year. Unless and until all such deficiencies shall have been made good, no dividend shall be paid or declared and no other distribution shall be made on any Common Stock and no Common Stock shall be purchased or otherwise acquired for value by the corporation.

                 Any holder of 11-1/2% Cumulative Convertible Preference Stock may at any time, unless the shares held by him shall have theretofore been called for redemption as aforesaid in which case at any time not less than 3 business days prior to the date fixed for redemption of such shares, convert shares of such 11-1/2% Cumulative Convertible Preference Stock at the conversion price per share of Common Stock of $14.00 (the "Conversion Price") into the number of fully paid, nonassessable shares of Common Stock determined by dividing the par value of 11-1/2% Cumulative Convertible Preference Stock so converted by the Conversion Price, and on presentation and surrender to the corporation, or at any place or places where the corporation shall maintain a Transfer Agency, of the certificates for shares of 11-1/2% Cumulative Convertible Preference Stock so to be converted, the holder of such stock if he so elects, shall be entitled to receive in exchange therefore certificates for shares of the fully paid and nonassessable Common Stock of the corporation at the rate aforesaid, with a cash adjustment of accrued dividends, all under suitable regulations to be prescribed by the Board of Directors of the corporation. The number of shares of Common Stock into which each share of 11-1/2% Cumulative Convertible Preference Stock is convertible, shall be subject to adjustment from time to time in the event the corporation shall (i) pay a dividend on its Common Stock in shares of the corporation; (ii) subdivide its outstanding Common Stock;
(iii) combine its outstanding Common Stock into a smaller number of shares; or
(iv) issue by reclassification of its Common Stock (whether pursuant to a merger or consolidation or otherwise) any shares of the corporation. Upon the happening of any of the events described above, the holder of each share of 11-1/2% Cumulative Convertible Preference Stock shall be entitled to receive upon the conversion of such share, the number of shares of the corporation which he would have owned or have been entitled to receive after the happening of any of the events described above had such share been converted immediately prior to the happening of such event. An adjustment made pursuant to this provision shall become effective retroactively with respect to conversions made subsequent to the record date in the case of a dividend, and shall become effective on the effective date in the case of a subdivision, combination or reclassification. No fractional shares or scrip representing fractional shares of Common Stock shall be issued upon any conversion of 11-1/2% Cumulative Convertible Preference Stock. If upon the conversion of any share of 11-1/2% Cumulative Convertible Preference Stock the holder would, but for the provisions hereof, be entitled to receive a fraction of a share of Common Stock, an amount equal to such fraction multiplied by the Conversion Price shall be paid to such holder in cash by the corporation.

                 All or any shares of 11-1/2% Cumulative Convertible Preference Stock at any time redeemed, purchased or acquired by the corporation shall be cancelled and not reissued.

                 SECTION 5. Liquidation, Dissolution or Winding Up. In the event of any voluntary liquidation, dissolution or winding up of the affairs of the corporation, the holders of the Cumulative Preferred Stock of each series shall be entitled to receive in cash for each share thereof the amount fixed for the respective series as herein provided, and, in the event of any involuntary liquidation, dissolution or winding up of the affairs of the corporation, the holders of the Cumulative Preferred Stock of each series shall be entitled to receive $100.00 per share together, in each case, with an amount equal to any accrued and unpaid dividends thereon to the date fixed for such payment, before any distribution of the assets shall be made to the holders of 11-1/2% Cumulative Convertible Preference Stock or Common Stock. After such payment shall have been made in full to the holders of the outstanding Cumulative Preferred Stock or funds necessary for such payment shall have been set aside by the corporation in trust for the account of the holders of the outstanding Cumulative Preferred Stock so as to be and continue available therefor, the holders of the outstanding Cumulative Preferred Stock shall be entitled to no further participation in such distribution of the assets of the corporation and the holders of 11-1/2% Cumulative Convertible Preference Stock shall then be entitled to receive $100.00 per share together, in each case, with an amount equal to any accrued and unpaid dividends thereon to the date fixed for such payment, before any distribution of the assets shall be made to the holders of Common Stock. After such payment shall have been made in full to the holders of the outstanding 11-1/2% Cumulative Convertible Preference Stock or funds necessary for such payment shall have been set aside by the corporation in trust for the account of the holders of the outstanding 11-1/2% Cumulative Convertible Preference Stock so as to be and continue available therefor, the holders of the outstanding 11-1/2% Cumulative Convertible Preference Stock shall be entitled to no further participation in such distribution of the assets of the corporation, and the remaining assets of the corporation shall be divided and distributed among the holders of the Common Stock ratably, share and share alike. If, upon such liquidation, dissolution or winding-up, the assets of the corporation distributable as aforesaid among the holders of the Cumulative Preferred Stock shall be insufficient to permit the payment to them of said amount, the entire assets shall be distributed ratably according to their respective interest among the holders of the Cumulative Preferred Stock. If, upon such liquidation, dissolution or winding-up, the remaining assets of the corporation distributable as aforesaid among the holders of the 11-1/2% Cumulative Convertible Preference Stock shall be insufficient to permit the payment to them of said amount, the entire remaining assets shall be distributed ratably according to their respective interest among the holders of the 11-1/2% Cumulative Convertible Preference Stock. A consolidation or merger of the corporation or any purchase or redemption of stock of the corporation of any class shall not be regarded as a liquidation, dissolution or winding up of the affairs of the corporation within the meaning of this Section 5.

                 SECTION 6. Certain Restrictions on Corporate Action. So long as any shares of Cumulative Preferred Stock shall remain outstanding the corporation shall not:

                 A. Issue any shares of any additional series of Cumulative Preferred Stock (other than the 5-3/4% 1962 Series) or any shares of any Parity Stock, unless

                        (1) Immediately after giving effect to the issuance of such shares the Consolidated Common Equity of the corporation and its subsidiaries shall be at least 25% of the Total Consolidated Capitalization of the corporation and its subsidiaries; and

                        (2) The Net Income Available for Interest of the corporation for a period of twelve consecutive calendar months out of the eighteen calendar months immediately preceding the date of issuance of any such shares was equal to at least one and one-half times the sum of (i) the aggregate annual interest requirements on Funded Debt to be outstanding immediately after issuance of such shares plus (ii) the aggregate annual dividend requirements on all shares of Cumulative Preferred Stock and any Parity Stock to be outstanding immediately after issuance of such shares.

                 B. Issue, incur, assume or guarantee nor permit any subsidiary to issue, incur, assume or guarantee any Funded Debt if after giving effect thereto the Consolidated Funded Debt then to be outstanding would exceed 66-2/3% of the Total Consolidated Capitalization of the corporation and its subsidiaries.

                        Any one purchasing or acquiring Funded Indebtedness of the corporation or a subsidiary or shares of any series of Cumulative Preferred Stock or Parity Stock, as the case may be, may conclusively rely upon a certificate of the President or Vice President and the Controller or Treasurer of the corporation to the effect that such Funded Indebtedness or stock, as the case may be, was issued in compliance with the applicable foregoing provisions and such certificate shall be conclusive evidence of compliance therewith insofar as any one purchasing or acquiring Funded Indebtedness or such stock, as the case may be, is concerned.

                 C. Declare or pay any dividends on shares of its Common Stock (except dividends payable in shares of Common Stock), or directly or indirectly purchase, redeem or otherwise acquire any shares of Common Stock (except out of the proceeds derived from the issuance of other shares of Common Stock), or make any other distribution on shares of Common Stock (such non-excepted declarations, payments, purchases, redemptions or other acquisitions and distributions being hereinafter called "Restricted Payments"), unless after giving effect thereto the aggregate of all such Restricted Payments made during the period from December 31, 1961 to and including the date of the making of the Restricted Payment in question does not exceed the sum of $200,000 plus (or minus in case of a deficit) the amount of Consolidated Net Income Available for Common Stock Dividends for such period (computed on a cumulative basis for said entire period).

                 SECTION 7. Corporate Action Requiring Approval of Holders of Cumulative Preferred Stock. So long as any shares of Cumulative Preferred Stock remain outstanding no amendment to the Articles of Incorporation of the corporation shall be made without the affirmative vote of the holders of more than two-thirds of the aggregate number of shares of Cumulative Preferred Stock then outstanding voting as a class (except as hereinafter provided), if such amendment would:

                 (a) Increase or decrease the aggregate number of authorized shares of Cumulative Preferred Stock;

                 (b) Increase or decrease the par value of the shares of Cumulative Preferred Stock;

                 (c)  Effect an exchange, reclassification or
         cancellation of all or part of the shares of Cumulative
         Preferred Stock;

                 (d)  Change the designations, preferences,
         qualifications, limitations, restrictions or special or relative rights of the shares of Cumulative Preferred Stock;

                 (e) Change the shares of Cumulative Preferred Stock into the same or a different number of shares of Cumulative Preferred Stock or of another class or classes of stock either with or without par value;

                 (f) Create a right of exchange of all or any part of the shares of another class into the shares of Cumulative Preferred Stock;

                 (g) Create a new class of shares having rights and preferences prior and superior to the shares of Cumulative Preferred Stock or increase the rights and preferences of any class hereafter authorized having rights and preferences prior or superior to the shares of Cumulative Preferred Stock;

                 (h) Cancel or otherwise affect dividends on shares of Cumulative Preferred Stock which have accrued but have not been declared.

                 The holders of the outstanding shares of Cumulative Preferred Stock shall not be entitled to vote as a class upon any such proposed amendment if there shall be more than one series outstanding and the proposed amendment would change the designations, preferences, qualifications, restrictions or special or relative rights of one or more but not all of the outstanding series of Cumulative Preferred Stock, but in such event the holders of the outstanding shares of any such series of Cumulative Preferred Stock to be changed by the proposed amendment shall be entitled to vote as a class thereon.

                 SECTION 8. Merger or Consolidation. In the event any plan of merger or plan of consolidation of the corporation shall be submitted to a vote at a meeting of shareholders, the approval of the holders of more than two-thirds of the outstanding shares of Cumulative Preferred Stock voting as a class shall be required if such plan of merger or consolidation, as the case may be, contains any provision which, if contained in a proposed amendment to the Articles of Incorporation would entitle the holders of Cumulative Preferred Stock to vote as a class as provided in Section 7 hereof.

                 SECTION 9. 5-3/4% 1962 Series. There is hereby created an initial series of Cumulative Preferred Stock which shall be designated "Cumulative Preferred Stock, 5-3/4% 1962 Series" (herein called the "5-3/4% 1962 Series") and shall consist of 12,000 shares, which number of shares of the 5-3/4% 1962 Series shall not be increased but may be reduced by action of the Board of Directors as provided in Section 1. The relative rights and preferences of shares of such series in the respects in which shares of such series may vary from shares of other series of Cumulative Preferred Stock shall be as follows:

                 A. Dividends. The annual dividend rate for shares of the 5-3/4% 1962 Series shall be 5-3/4% per annum.

                 B. Redemption. Shares of the 5-3/4% 1962 Series shall not be redeemable at the option of the corporation prior to June 15, 1969 if such redemption is part of, or a result of, or in anticipation of, any refunding through the application, directly or indirectly, of funds derived from any borrowing by the corporation at a net interest cost to the corporation of less than 5-3/4% per annum, or funds derived from the issuance of any stock of the corporation bearing a fixed dividend rate of less than 5-3/4% per annum. Subject to the foregoing restriction, shares of the 5-3/4% 1962 Series shall be redeemable by the corporation at its option, expressed by a resolution of its Board of Directors, either as a whole or in part at any time or times, at a redemption price per share of $105.75 prior to June 15, 1969, which redemption price shall be reduced by $0.25 per share for each twelve months' period expiring from June 15, 1968 to the date fixed for redemption plus in each case an amount equal to accrued and unpaid dividends on the shares to be redeemed. Redemption of shares of the 5-3/4% 1962 Series at the option of the corporation shall be made in the manner, on the notice and with the effect provided in
Section 3 of this Article Five. Shares of such series shall also be redeemable for the sinking fund established for such series as hereinafter provided.

                 C. Voluntary Liquidation. The amount payable upon shares of the 5-3/4% 1962 Series in the event of any voluntary liquidation, dissolution or winding up of the affairs of the corporation shall be the redemption price which holders of such shares would have been entitled to receive as of the date of initial payments of any amounts due pursuant to such liquidation, dissolution or winding up upon redemption of shares of such series at the option of the corporation pursuant to the foregoing paragraph B.

                 D. Sinking Fund. As and for a sinking fund for the benefit of the 5-3/4% 1962 Series the corporation will call for redemption and redeem (unless such redemption be waived as hereinafter provided), at a redemption price of $100 per share plus accrued and unpaid dividends, on December 15, 1963 and on December 15 of each year thereafter to and including December 15, 1968 a number of shares of the 5-3/4% 1962 Series equal to 2% in each such year of the largest number of shares of such series theretofore issued, and on December 15, 1969 and on December 15 in each year thereafter to and including December 15, 1976 a number of shares of 5-3/4% 1962 Series equal to 3% in each such year of the largest number of shares of such series theretofore issued; and on December 15 in each year thereafter a number of shares of 5-3/4% 1962 Series equal to 4% in each such year of the largest number of shares of such series theretofore issued (or such lesser number of shares of such series as may then be outstanding).

                 Such redemption shall be made in the manner, on the notice and with the effect provided in Section 3 of this Article Five, provided, however, that such notice shall state that redemption is being made to satisfy the sinking fund requirement for shares of the 5-3/4% 1962 Series and that such redemption may be waived by the holder of the shares so called for redemption by written notice to the corporation given ten days prior to the redemption date. By written notice mailed to the corporation at least ten days prior to any sinking fund redemption date the holder of record of the shares so called for redemption shall have the right to waive the corporation's obligation in respect of redemption of such shares on such sinking fund redemption date, and in such case shares held by such holder shall not be redeemed or retired, but no such waiver shall affect the corporation's obligation to redeem shares of such series on any other sinking fund redemption date.

                 The sinking fund requirement for the 5-3/4% 1962 Series shall be cumulative so that if in any year the corporation shall not satisfy the sinking fund requirement for such year (excluding from such requirement shares whose holders have waived redemption) the amount of the deficiency shall be added to the sinking fund requirement for the next succeeding year. Unless and until all such deficiencies shall have been made good, no dividend shall be paid or declared and no other distribution shall be made on any Common Stock or 11-1/2% Cumulative Convertible Preference Stock and no Common Stock or 11-1/2% Cumulative Convertible Preference Stock shall be purchased or otherwise acquired for value by the corporation.

                 E. Conversion. Shares of the 5-3/4% 1962 Series shall not be convertible into any other securities of the corporation.

                 SECTION 10. 7.10% 1968 Series. By resolution of the Board of Directors of the corporation pursuant to the authority contained in this Article Five there has been created a series of Cumulative Preferred Stock which shall be designated "Cumulative Preferred Stock, 7.10% 1968 Series" (herein called the "1968 Series") and consisting of 10,000 shares, which number of shares of the 1968 Series shall not be increased but may be reduced by action of the Board of Directors as provided in Section 1 of this Article Five. The relative rights and preferences of shares of such series in the respects in which shares of such series may vary from shares of other series of Cumulative Preferred Stock shall be as follows:

                 A. Dividends. The annual dividend rate for shares of the 1968 Series shall be 7.10% per annum.

                 B. Redemption. Shares of the 1968 Series shall not be redeemable at the option of the corporation prior to March 15, 1973 if such redemption is part of, or a result of, or in anticipation of, any refunding through the application, directly or indirectly, of funds derived from any borrowing by the corporation at a net interest cost to the corporation (computed in accordance with accepted financial practice) of less than 7.10% per annum, or funds derived from the issuance of any stock of the corporation bearing a fixed dividend rate of less than 7.10% per annum. Subject to the foregoing restriction, shares of the 1968 Series shall be redeemable by the corporation at its option, expressed by a resolution of its Board of Directors, either as a whole or in part at any time or times, at the following per share redemption prices: (x) for redemptions on or before March 15, 1989, $107.10, less $1.00 per share for each period of 36 consecutive months expiring from March 15, 1968 to the date fixed for redemption and (y) for redemptions after March 15, 1989, $100; plus in each case an amount equal to accrued and unpaid dividends on the shares to be redeemed; provided, however, that if during the period from March 16, 1973 to and including March 15, 1978, shares of the 1968 series are redeemed as a part of or as a result of or in anticipation of, any refunding through the application, directly or indirectly, of funds derived from any borrowing by the corporation at a net interest cost to the corporation (computed in accordance with accepted financial practice) of less than 7.10% per annum, or funds derived from the issuance of the stock in the corporation bearing a fixed dividend rate of less than 7.10% per annum, then the redemption price of the shares of the 1968 Series so to be redeemed shall be the then applicable redemption price set forth above, plus an additional amount equal to $6 per share. Redemption of shares of the 1968 Series at the option of the corporation shall be made in the manner, on the notice and with the effect provided in Section 3 of this Article Five. Shares of such series shall also be redeemable for the sinking fund established for such series as hereinafter provided.
                                      28

                 C. Voluntary Liquidation. The amount payable upon shares of the 1968 Series in the event of any voluntary liquidation, dissolution or winding up of the affairs of the corporation shall be the redemption price which holders of such shares would have been entitled to receive as of the date of initial payments of any amounts due pursuant to such liquidation, dissolution or winding up upon redemption of shares of such series at the option of the corporation pursuant to the foregoing paragraph B.

                 D. Sinking Fund. As and for a sinking fund for the benefit of the 1968 Series the corporation will call for redemption and redeem, at a redemption price of $100 per share plus accrued and unpaid dividends, on March 15, 1969 and on March 15 of each year thereafter to and including March 15, 1974 a number of shares of the 1968 Series equal to 2% in each such year of the largest number of shares of such series theretofore issued, and on March 15, 1975 and on March 15 in each year thereafter to and including March 15, 1982 a number of shares of the 1968 Series equal to 3% in each such year of the largest number of shares of such series theretofore issued; and on March 15 in each year thereafter a number of shares of the 1968 Series equal to 4% in each such year of the largest number of shares of such series theretofore issued (or such lesser number of shares of such series as may then be outstanding).

                 Such redemption shall be made in the manner, on the notice and with the effect provided in Section 3 of this Article Five provided, however, that such notice shall state that redemption is being made to satisfy the sinking fund requirement for shares of the 1968 Series.

                 The sinking fund requirement for the 1968 Series shall be cumulative so that if in any year the corporation shall not satisfy the sinking fund requirement for such year the amount of the deficiency shall be added to the sinking fund requirement for the next succeeding year. Unless and until all such deficiencies shall have been made good, no dividend shall be paid or declared and no other distribution shall be made on any Common Stock or 11-1/2% Cumulative Convertible Preference Stock and no Common Stock or 11-1/2% Cumulative Convertible Preference Stock shall be purchased or otherwise acquired for value by the corporation.

                 E. Conversion. Shares of the 1968 Series shall not be convertible into any other securities of the corporation.

                 F. Definitions. All terms (including without limitation the terms "accrued and unpaid dividends"; and "Common Stock") used in this Section 10 which are defined in Section 16 of this Article Five, shall have the meaning specified therefor in said Section 16.

                 SECTION 11. 10-1/2% 1971 Series. By resolution of the Board of Directors of the corporation pursuant to the authority contained in this Article Five, there has been created a series of Cumulative Preferred Stock designated "Cumulative Preferred Stock, 10-1/2% 1971 Series" (herein called the "1971 Series") and consisting of 10,000 shares, which number of shares of the 1971 Series shall not be increased but may be reduced by action of the Board of Directors as provided in Section 1 of this Article Five. The relative rights and preferences of shares of such series in the respects in which shares of such series may vary from shares of other series of Cumulative Preferred Stock shall be as follows:

                 A. Dividends. The annual dividend rate for shares of the 1971 Series shall be 10-1/2% per annum, payable quarterly on March 15, June 15, September 15 and December 15 in each year beginning June 15, 1971.

                 B. Redemption. Shares of the 1971 Series shall not be redeemable at the option of the corporation on or before March 15, 1976 if such redemption is part of, or a result of, or in anticipation of, any refunding through the application, directly or indirectly, of funds derived from any borrowing by the corporation at a net interest cost to the corporation (computed in accordance with accepted financial practice) of less than 10-1/2% per annum, or funds derived from the issuance of any stock of the corporation having an effective dividend rate of less than 10-1/2% per annum. Subject to the foregoing restriction, shares of the 1971 Series shall be redeemable by the corporation at its option, expressed by a resolution of its Board of Directors, either as a whole or in part at any time or times, at the following per share redemption prices: (x) for redemptions on or before March 15, 1981, $110.50, and (y) for redemptions after March 15, 1981, to and including March 15, 1990, $106.00 less $0.67 per share for each period of twelve consecutive months expiring from March 15, 1981 to the date fixed for redemption, and (z) for redemption after March 15, 1990, $100.00; plus in each case an amount equal to accrued and unpaid dividends on the shares to be redeemed; provided, however, that if during the period from March 16, 1976 to and including March 15, 1981, shares of the 1971 Series are redeemed as a part of or as a result of or in anticipation of, any refunding through the application, directly or indirectly, of funds derived from any borrowing by the corporation at a net interest cost to the corporation (computed in accordance with accepted financial practice) of less than 10-1/2% per annum, or funds derived from the issuance of stock in the corporation having an effective dividend rate of less than 10-1/2% per annum, then the redemption price of the shares of the 1971 Series so to be redeemed shall be the then applicable redemption price set forth above, plus an additional amount equal to $6.50 per share. Redemption of shares of the 1971 Series at the option of the corporation shall be made in the manner, on the notice and with the effect provided in Section 3 of this Article Five. Shares of such series shall also be redeemable for the sinking fund established for such series as hereinafter provided.

                 C. Voluntary Liquidation. The amount payable upon shares of the 1971 Series in the event of any voluntary liquidation, dissolution or winding up of the affairs of the corporation shall be the redemption price which holders of such shares would have been entitled to receive as of the date of initial payments of any amounts due pursuant to such liquidation, dissolution or winding up upon redemption of shares of such series at the option of the corporation pursuant to the foregoing paragraph B.

                 D. Sinking Fund. As and for a sinking fund for the benefit of the 1971 Series the corporation will call for redemption and redeem, at a redemption price of $100 per share plus accrued and unpaid dividends, on March 15, 1972 and on March 15 of each year thereafter to and including March 15, 1981 a number of shares of the 1971 Series equal to 3% in each such year of the largest number of shares of such series theretofore issued, and on March 15, 1982 and on March 15 in each year thereafter, a number of shares of the 1971 Series equal to 7% in each such year of the largest number of shares of such series theretofore issued; (or such lesser number of shares of such series as may then be outstanding). Provided, however, that a holder of shares of the 1971 Series may, at its option, waive the sinking fund redemption requirement insofar as it may affect such holder for any or all of the redemption dates commencing March 15, 1972, to and including March 15, 1981 by mailing written notice of such waiver to the corporation not less than 15 days prior to the date of the sinking fund redemption to which the waiver relates. Provided further, that the corporation may, at its option, call for redemption and redeem on any or all of the sinking fund redemption dates commencing March 15, 1982, a number of shares of the 1971 Series, in addition to the number of shares thereof required to be redeemed on such dates, up to but not in excess of 7% of the largest number of shares of such series theretofore issued (or such lesser number of shares of such series as may then be outstanding).

                 Such redemption shall be made in the manner, on the notice and with the effect provided in Section 3 of this Article Five provided, however, that such notice shall state that redemption is being made to satisfy the sinking fund requirement for shares of the 1971 Series and that the holder has the right to waive by not less than 15 days prior written notice any or all of the sinking fund redemptions commencing March 15, 1972 to and including March 15, 1981.

                 The sinking fund requirement for the 1971 Series shall be cumulative, except insofar as the requirement may be waived as aforesaid, so that if in any year the corporation shall not satisfy the sinking fund requirement for such year the amount of the deficiency shall be added to the sinking fund requirement for the next succeeding year. Unless and until all such deficiencies shall have been made good, no dividend shall be paid or declared
                                      31
and no other distribution shall be made on any Common Stock or 11-1/2% Cumulative Convertible Preference Stock and no Common Stock or 11-1/2% Cumulative Convertible Preference Stock shall be purchased or otherwise acquired for value by the corporation.

                 E. Conversion. Shares of the 1971 Series shall not be convertible into any other securities of the corporation.

                 F. Definitions. All terms (including without limitation the terms "accrued and unpaid dividends"; and "Common Stock") used in this Section 11 which are defined in Section 16 of this Article Five, shall have the meaning specified therefor in said Section 16.

                 SECTION 12. 6% 1982 Series. There is hereby created a series of Cumulative Preferred Stock which shall be designated "Cumulative Preferred Stock 6% 1982 Series" (such series being hereinafter called the "6% 1982 Series"), and shall consist of 8,750 shares, which number of shares of the 6% 1982 Series shall not be increased but may be reduced by action of the Board of Directors as provided in Section 1. The relative preferences and rights, in the respects in which shares of the 6% 1982 Series may vary from shares of other series of Cumulative Preferred Stock shall be as follows:

                 A. Dividends. The annual dividend rate for shares of the 6% 1982 Series shall be 6% per annum payable quarterly on March 15, June 15, September 15 and December 15 in each year.

                 B. Redemption. Shares of the 6% 1982 Series shall be redeemable at the option of the corporation expressed by a resolution of its Board of Directors either as a whole or in part at any time or times, at a redemption price per share of $110.00 plus in each case an amount equal to accrued and unpaid dividends on the shares to be redeemed. Redemption of shares of the 6% 1982 Series at the option of the corporation shall be made in the manner, on the notice and with the effect provided in Section 3 of this Article Five.

                 C. Voluntary Liquidation. The amount payable upon event of any voluntary liquidation, dissolution or winding up of the affairs of the corporation shall be the sum of $100.00, plus the amount, if any, by which 6% per annum from the date after which dividends on said shares become cumulative to the date of such liquidation, dissolution or winding up exceeds the dividends actually paid thereon or declared and set apart for payment thereon.

                 D. Sinking Fund. There shall be no sinking fund for the benefit of the 6% 1982 Series.

                 E. Conversion. Shares of the 6% 1982 Series shall not be convertible into any other securities of the corporation.

                 F. Definitions. All terms (including without limitation the terms "accrued and unpaid dividends"; and "Common Stock") used in this Section 12 which are defined in Section 16 of this Article Five, shall have the meaning specified therefor in said Section 16.

                 SECTION 13. Common Stock. Subject to the foregoing provisions of this Article Five, such dividends (payable in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid out of funds legally available therefor upon the Common Stock of the corporation from time to time.

                 In the event of any liquidation, dissolution or winding up of the affairs of the corporation, after payment to the holders of Cumulative Preferred Stock and 11-1/2% Cumulative Convertible Preference Stock of the amounts to which they are entitled as hereinbefore provided, the holders of the Common Stock shall be entitled to share ratably in all assets then remaining subject to distribution to the shareholders.

                 SECTION 14. Pre-Emptive Rights. No holder of any shares of the capital stock of the corporation shall be entitled as of right to purchase or subscribe for any unissued stock of any class or any additional shares of any class to be issued by reason of any increase of the authorized capital stock of this corporation of any class, or bonds, certificates of indebtedness, debentures or other securities convertible into stock of this corporation or carrying any right to purchase stock of any class, but any such unissued stock or such additional authorized issue of any stock or of other securities convertible into stock, or carrying any right to purchase stock, may be issued and disposed of pursuant to resolution of the Board of Directors to such persons, firms, corporations or associations and upon such terms as may be deemed advisable by the Board of Directors in the exercise of its discretion.

                 SECTION 15. Voting Rights. Each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders.

                 In all elections for directors every stockholder shall have the right to vote, in person or by proxy, for the number of shares owned by him, for as many persons as there are directors to be elected or to cumulate said shares, and give one candidate as many votes as the number of directors multiplied by the number of his shares shall equal, or to distribute them on the same principle among as many candidates as he shall think fit.

                 SECTION 16.  Definitions.  As used in this Article Five:

                 (a) The term "accrued and unpaid dividends" with respect to any share of Cumulative Preferred Stock or
                                      33

         11-1/2% Cumulative Convertible Preference Stock shall mean an amount equal to dividends at the rate per annum fixed for the series or, in the case of 11-1/2% Cumulative Convertible Preference Stock for the class, for the period from the date upon which dividends on such share shall have commenced to accrue and be cumulative to the date as of which accrued and unpaid dividends are being determined, less the amount of all dividends theretofore paid thereon.

                 (b) The term "Common Stock" shall mean and include the authorized Common Stock of the corporation, and for purposes of Sections 2, 5, 6, 9, 10 and 11 of this Article Five, shall also mean and include any hereafter authorized stock of the corporation ranking junior to the Cumulative Preferred Stock with respect to dividends or on liquidation, dissolution or winding up of the corporation except that for the purpose of Sections 2, 5, 9, 10 and 11 of this Article Five it shall not include the 11-1/2% Cumulative Convertible Preference Stock.

                 (c) The term "Consolidated Common Equity" shall mean the sum of the par or stated value of all outstanding Common Stock and any other stock ranking junior to the Cumulative Preferred Stock with respect to dividends or on dissolution, liquidation or winding up of the corporation, plus all paid- in surplus, capital surplus (or less capital deficit), earned surplus (or less earned surplus deficit), plus premium on capital stock determined on a consolidated basis for the corporation and its subsidiaries in accordance with generally accepted principles of accounting, provided that there shall not be included any surplus resulting from revaluation of capital assets.

                 (d) The term "Total Consolidated Capitalization" shall mean the sum of the total par or stated value of all outstanding capital stock, plus paid-in surplus, capital surplus (or less capital deficit), earned surplus (or less earned surplus deficit), premium on capital stock and the aggregate principal amount of Funded Debt outstanding determined on a consolidated basis for the corporation and its subsidiaries in accordance with generally accepted principles of accounting, provided there shall not be included any surplus resulting from revaluation of capital assets.

                 (e) The term "Funded Debt" shall mean all indebtedness maturing by its terms or renewable at the option of the obligor, more than one year from the date of creation or issuance thereof or payable on demand. The term "Consolidated Funded Debt" shall mean the aggregate amount of Funded Debt of the Company and its subsidiaries, eliminating intercompany items.

                 (f) The term "Net Income Available for Interest" shall mean the net income of the corporation determined in accordance with generally accepted principles of accounting after all taxes and all income deductions but before deducting therefrom interest charges and amortization of debt discount an expense; provided, however, (i) there shall be excluded profits or losses realized upon the sale or other disposition of capital assets, and (ii) there may be included the net income (determined in the manner aforesaid) during the applicable period from any property acquired as an entirety, or substantially so, during such period, or to be acquired concurrently with the issuance of additional Cumulative Preferred Stock or Parity Stock, and (iii) there shall be deducted the net income determined in the manner aforesaid from any property disposed of during the applicable period (estimated, if necessary) for the whole of the period in question.

                 (g) The term "Parity Stock" shall mean any stock of the corporation hereafter authorized ranking on a parity with the Cumulative Preferred Stock with respect to dividends or upon dissolution, liquidation or winding up of the corporation.

                 (h) The term "Consolidated Net Income Available for Common Stock Dividends" shall mean the net income of the corporation and its subsidiaries for the applicable period available for dividends on stock after deducting therefrom dividends paid and accrued on preferred stock determined on a consolidated basis in accordance with generally accepted principles of accounting; provided, however, that no effect shall be given to any gains or losses or other additions or deductions arising by reason of the issue, purchase, sale, conversion or retirement by the corporation or any subsidiary of any of its or their securities, or arising by reason of any purchases, sales, write-ups, write-downs, increase or decrease in book value, or other transactions or changes in respect of capital assets, tangible or intangible and the deduction for income taxes shall be adjusted by giving effect to any change in the amount thereof resulting from the elimination of any of the capital transactions or changes referred to above.


                                  ARTICLE SIX

                 The total number of Directors which constitutes the Board of Directors shall be fixed by the by-laws. The Board of Directors shall be divided into three classes: Class I, Class II and Class III, which shall be as nearly equal in number as possible. Each Director shall serve for a term ending on the date of the third annual meeting of shareholders following the annual meeting at which such Director was elected; provided, however, that each initial Director in Class I shall hold office until the annual meeting of shareholders in 1986; each initial Director in Class II shall hold office until the annual meeting of shareholders in 1987; and each initial Director in Class III shall hold office until the annual meeting of shareholders in 1988. At least three Directors shall be elected in each year. In the event of any increase or decrease in the authorized number of Directors, (1) each Director then serving as such shall nevertheless continue as a Director of the class of which he is a member until the expiration of his current term, or his earlier resignation, removal from office or death, and (2) the newly created or eliminated directorships resulting from such increase or decrease shall be apportioned by the Board of Directors among the three classes of Directors so as to maintain such classes as nearly equal as possible. At all meetings of the Board of Directors a majority of Directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the Directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by these Articles of Incorporation and except that any sale, lease, exchange, transfer or other disposition (in one transaction or a series of transactions occurring within a twelve-month period) of any assets of the corporation or any subsidiary of the corporation having an aggregate book value greater than ten percent (10%) of the book value of all the assets of the corporation shall require the affirmative vote of at least 66-2/3% of the number of the entire Board of Directors as designated in the by-laws.


                                 ARTICLE SEVEN

                 Section 1.  Vote Required for Certain Business Combinations.

                 A. Higher Vote for Certain Business Combinations. In addition to any affirmative vote required by law or these Articles of Incorporation, and except as otherwise expressly provided in Section 2 of this Article Seven:

                     (i)  any merger or consolidation of the
                 corporation or any Subsidiary (as hereinafter defined) with (a) any Interested Shareholder (as hereinafter defined) or (b) any other corporation (whether or not itself an Interested Shareholder) which is, or after such merger or consolidation would be, an Affiliate (as hereinafter defined) of an Interested Shareholder; or

                     (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) to or with any Interested Shareholder or any Affiliate of any Interested Shareholder of a major part of the assets of the corporation or any Subsidiary; or

                    (iii) the issuance or transfer by the corporation or any Subsidiary of any securities of the corporation or any Subsidiary to any Interested Shareholder or any Affiliate of any Interested Shareholder in exchange for cash, securities or other property; or

                     (iv) the adoption of any plan or proposal for the liquidation or dissolution of the corporation proposed by or on behalf of an Interested Shareholder or any Affiliate of any Interested Shareholder; or

                      (v) any reclassification of securities (including any reverse stock split), or recapitalization of the corporation, or any merger or consolidation of the corporation with any of its Subsidiaries or any other transaction (whether or not with or into or otherwise involving an Interested Shareholder) which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding shares of any class of equity or convertible securities of the corporation or any Subsidiary which is directly or indirectly owned by any Interested Shareholder or any Affiliate of any Interested Shareholder;

         shall require the affirmative vote of the holders of at least 80% of the voting power of the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors (the "Voting Stock"), voting together as a single class. Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified, by law or in any agreement with any national securities exchange or otherwise.

                 B. Definition of "Business Combination." The term "Business Combination" as used in this Article Seven shall mean any transaction which is referred to in any one or more of clauses (i) through (v) of paragraph A of this Section 1.

                 Section 2. When Higher Vote is Not Required. The provisions of Section 1 of this Article Seven shall not be applicable to any particular Business Combination, and such Business Combination shall require only such affirmative vote as is required by law and any other provision of these Articles of Incorporation, if all of the conditions specified in either of the following paragraphs A and B are met:

                 A. Approval by Disinterested Directors. The Business Combination shall have been approved by all of the Disinterested Directors (as hereinafter defined).

                 B. Price and Procedure Requirements. All of the following conditions shall have been met:

                 (i) The aggregate amount of the cash and the Fair Market Value (as hereinafter defined) as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of common stock in such Business Combination shall be at least equal to the higher of the following:

                          (a) (if applicable) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Shareholder for any shares of common stock acquired by it (1) within the two-year period immediately prior to the first public announcement of the proposal of the Business Combination (the "Announcement Date") or (2) in the transaction in which it became an Interested Shareholder, whichever is higher;

                          (b) the Fair Market Value per share of common stock on the Announcement Date or on the date on which the Interested Shareholder became an Interested Shareholder (such latter date is referred to in this Article Seven as the "Determination Date"), whichever is higher; and

                          (c) (if applicable) the price per share equal to the Fair Market Value per share of common stock determined pursuant to the immediately preceding clause (b), multiplied by the ratio of (x) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by or on behalf of the Interested Shareholder for any shares acquired by it within the two-year period immediately prior to the Announcement Date to (y) the Fair Market Value per share of common stock on the first day in such two-year period on which the Interested Shareholder acquired beneficial ownership of any share of common stock.

                (ii) The aggregate amount of the cash and the Fair Market Value as of the date of the consummation of the Business Combination of consideration other than cash to be received per share by holders of shares of any other class of outstanding Voting Stock shall be at least equal to the highest of the following (it being intended that the requirements of this paragraph B(ii) shall be required to be met with respect to every class of outstanding Voting Stock, whether or not the Interested Shareholder has previously acquired any shares of a particular class of Voting Stock):

                          (a) (if applicable) the highest per share price (including any brokerage commissions, transfer taxes and soliciting dealers' fees) paid by the Interested Shareholder for any shares of such class of Voting Stock acquired by it (1) within the two-year period immediately prior to the Announcement Date or (2) in the transaction in which it became an Interested Shareholder, whichever is higher;

                                  (b) (if applicable) the highest preferential amount per share to which the holders of shares of such class of Voting Stock are entitled in the event of any voluntary or involuntary liquidation, dissolution or winding up of the corporation; and

                                  (c)  the Fair Market Value per share of such
                 class of Voting Stock on the Announcement Date or on the Determination Date, whichever is higher.

                    (iii) The consideration to be received by holders of a particular class of outstanding Voting Stock (including Common Stock) shall be in cash or in the same form as the Interested Shareholder has previously paid for shares of such class of Voting Stock. If the Interested Shareholder has paid for shares of any class of Voting Stock with varying forms of consideration, the form of consideration for such class of Voting Stock shall be either cash or the form used to acquire the largest number of shares of such class of Voting Stock previously acquired by it. The price determined in accordance with paragraphs B(i) and B(ii) of this Section 2 shall be subject to appropriate adjustment in the event of any stock dividend, stock split, combination of shares or similar event.

                     (iv) After such Interested Shareholder has become an Interested Shareholder and prior to the consummation of such Business Combination: (a) except as approved by all of the Disinterested Directors, there shall have been no failure to declare and pay at the regular date therefor any full quarterly dividends (whether or not cumulative) on the outstanding preferred stock; (b) there shall have been (1) no reduction in the annual rate of dividends paid on the common stock (except as necessary to reflect any subdivision of the common stock), except as approved by all of the Disinterested Directors, and (2) an increase in such annual rate of dividends as necessary to reflect any reclassification (including any reverse stock split), recapitalization, reorganization or any similar transaction which has the effect of reducing the number of outstanding shares of the common stock, unless the failure so to increase such annual rate is approved by all of the Disinterested Directors; and (c) such Interested Shareholder shall have not become the beneficial owner of any additional shares of Voting Stock except as part of the transaction which results in such Interested Shareholder becoming an Interested Shareholder.

                      (v) After such Interested Shareholder has become an Interested Shareholder, such Interested Shareholder shall not have received the benefit, directly or indirectly (except proportionately as a shareholder), of any loans, advances, guarantees, pledges or other financial assistance or any tax credits or other tax advantages provided by the corporation, whether in anticipation of or in connection with such Business Combination or otherwise.

                     (vi) A proxy or information statement describing the proposed Business Combination and complying with the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder (or any subsequent provisions replacing such Act, rules or regulations) shall be mailed to shareholders of the corporation at least 30 days prior to the consummation of such Business Combination (whether or not such proxy or information statement is required to be mailed pursuant to such Act or subsequent provisions).

                 Section 3. Certain Definitions. For the purposes of this Article Seven:

                 A. A "person" shall mean any individual, firm, corporation or other entity.

                 B. "Interested Shareholder" shall mean any person (other than the corporation or any Subsidiary) who or which:

                      (i) is the beneficial owner, directly or indirectly, of more than 10% of the voting power of the outstanding Voting Stock; or

                     (ii) is an Affiliate of the corporation and at any time within the two-year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding Voting Stock; or

                    (iii) is an assignee of or has otherwise succeeded to any shares of Voting Stock which were at any time within the two-year period immediately prior to the date in question beneficially owned by any Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

                 C. A person shall be a "beneficial owner" of any Voting Stock:

                          (i) which such person or any of its Affiliates or Associates (as hereinafter defined) beneficially owns, directly or indirectly; or

                         (ii) which such person or any of its Affiliates or Associates has (a) the right to acquire (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or

                        (iii) which are beneficially owned, directly or indirectly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

                 D. For the purposes of determining whether a person is an Interested Shareholder pursuant to paragraph B of this
         Section 3, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of paragraph B of this Section 3 but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

                 E. "Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on January 1, 1985.

                 F. "Subsidiary" means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the corporation; provided, however, that for the purposes of the definition of Interested Shareholder set forth in paragraph B of this Section 3, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the corporation.

                 G.  "Disinterested Director" means any member of the
         Board of Directors who is unaffiliated with the Interested Shareholder and was a member of the Board of Directors prior to the time that the Interested Shareholder became an
         Interested Shareholder, and any successor of a Disinterested Director who is unaffiliated with the Interested Shareholder and is recommended to succeed a Disinterested Director by
                                      41
         all of the Disinterested Directors then on the Board of Directors.

                 H. "Fair Market Value" means: (i) in the case of stock, the highest closing sale price during the 30-day period immediately preceding the date in question of a share of such stock on the Composite Tape for New York Stock Exchange-Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock Exchange, or, if such stock is not listed on such Exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which such stock is listed, or, if such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock during the 30-day period preceding the date in question on the National Association of Securities Dealers, Inc. Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date in question of a share of such stock as determined by the Board of Directors in good faith; and (ii) in the case of property other than cash or stock, the fair market value of such property on the date in question as determined by the Board of Directors in good faith.

                 I. In the event of any Business Combination in which the corporation survives, the phrase "other consideration to be received" as used in paragraphs B(i) and (ii) of Section
         2 of this Article Seven shall include the shares of common stock and/or the shares of any other class of outstanding Voting Stock retained by the holders of such shares.

                 Section 4. Powers of the Board of Directors, No Effect on Board of Directors Discretion, Etc. A majority of the Directors shall have the power and duty to determine for the purposes of this Article Seven, on the basis of information known to them after reasonable inquiry, (A) whether a person is an Interested Shareholder, (B) the number of shares of Voting Stock beneficially owned by any person, (C) whether a person is an Affiliate or Associate of another, (D) whether the assets which are the subject of any Business Combination constitute a major part of the assets of the corporation or any Subsidiary. A majority of the Directors shall have the further power to interpret all of the terms and provisions of this Article Seven. The fact that any Business Combination complies with the provisions of paragraph B of Section 2 of this Article Seven shall not be construed to impose any fiduiciary duty, obligation or responsibility on the Board of Directors, or any member thereof, to approve such Business Combination or recommend its adoption or approval to the shareholders of the corporation, nor shall such compliance limit, prohibit or otherwise restrict in any manner the Board of Directors, or any member thereof, with respect to evaluations of or actions and responses taken with respect to such Business Combination.

                 Section 5. No Effect on Fiduciary Obligations of Interested Shareholders. Nothing contained in this Article Seven shall be construed to relieve any Interested Shareholder from any fiduciary obligation imposed by law.

                 Section 6. Amendment, Repeal, Etc. Notwithstanding any other provisions of these Articles of Incorporation or the by-laws (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the by-laws) the affirmative vote of the holders of 80% or more of the outstanding Voting Stock, voting together as a single class, shall be required to amend or repeal, or adopt any provisions inconsistent with this Article Seven.


                                 ARTICLE EIGHT

                 The by-laws of the corporation may be made, altered, amended or repealed only by the affirmative vote of the holders of at least 66-2/3% of the voting power of the then outstanding capital stock of the corporation entitled to vote generally in the election of directors voting together as a single class or by the affirmative vote of 66-2/3% of the number of the entire Board of Directors as designated in the by-laws of the corporation in effect at that time.

                 Special meetings of the shareholders may be called only by the chairman, by the president, by the secretary, by the board of directors, in the manner prescribed in the by-laws by the holders of not less than 20% of all the outstanding shares entitled to vote on the matter for which the meeting is called or by such other officers or persons as may be provided in the by-laws.

                 The holders of at least 70% of the voting power of the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors shall be required to constitute a quorum for any meeting of the shareholders at which a vote upon the removal of one or more directors is to occur.

                 Any action required by law to be taken at any annual of special meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting and without a vote, only if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.


                                  ARTICLE NINE

                 Except where a higher approval and vote is expressly required in Article Five, Seven or Eight of these Articles of Incorporation, and except where a higher approval and vote is expressly required by any provision of applicable law which may not be superceded by a provision of the articles of incorporation, any provision of applicable law which (a) unless otherwise provided in the articles of incorporation requires the approval and affirmative vote of the holders of two-thirds or more of the outstanding shares entitled to vote on a corporate action or two-thirds or more of the outstanding shares of any class or series of shares entitled to vote as a class on a corporate action, including, but not limited to, the following corporate actions: (i) amendment to the articles of incorporation, (ii) adoption of a plan of merger, consolidation or share exchange, (iii) sale, lease, exchange or other disposition of all, or substantially all, of the corporation's properties and assets other than in the usual and regular course of the corporation's business, and (iv) dissolution of the corporation, and (b) permits the articles of incorporation to provide for a lesser approval and affirmative vote, shall only require the approval and affirmative vote of the holders of a majority of the outstanding shares entitled to vote on the corporate action, and a majority of the outstanding shares of each class or series of shares entitled to vote as a class on the corporate action.

AS RESTATED                                                       EXHIBIT 3.02
APRIL 29, 1994





                                   BY-LAWS OF

                           UNITED CITIES GAS COMPANY

                                    OFFICES

      1. The principal office shall be in the City of Brentwood, County of Williamson, State of Tennessee.
      2. The corporation may also have offices at such other places as the board of directors may from time to time appoint or the business of the corporation may require.

                                      SEAL

      3. The corporation seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Illinois." Said seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced.
      4. Except as otherwise provided herein, meetings of the shareholders may be held at such place, either within or without the State of Illinois, as may be designated by the board of directors and stated in the notice of the meeting.
      5. The Annual Meeting of shareholders shall be held on the last Friday of April in each year if not a legal holiday, and, if a legal holiday, then on the next secular day following, at ten-thirty o'clock a.m., when they shall elect, by a plurality vote, by ballot, a board of directors, and transact such other business as may properly be brought before the meeting.

      6. The holders of a majority of the shares issued and outstanding, and entitled to vote thereat, present in person, or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the shareholders for the transaction of business except as otherwise provided by law, by the Articles of Incorporation by these by-laws. If, however, such majority shall not be present or represented at any meeting of the shareholders, a majority of the shareholders entitled to vote thereat, present in person or by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until the requisite amount of voting shares shall be present. At such adjourned meeting at which the requisite amount of voting shares shall be represented any business may be transacted which might have been transacted at the meeting as originally notified.
      7. At each meeting of the shareholders every shareholder having the right to vote shall be entitled to vote in person or by proxy appointed by an instrument in writing subscribed by such shareholder. No proxy shall be valid after eleven months from the date of its execution unless otherwise provided in the proxy. Each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders. In all elections for directors every shareholder shall have the right to vote in person or by proxy for the number of shares owned by him for as many persons as there are directors to be elected, or to cumulate said shares and give one candidate as many votes as the number of directors multiplied by the number of his shares shall equal, or to distribute them on the same principle among as many candidates as he shall think fit. Except where the books maintained by the Transfer Agent for the transfer of shares of the corporation shall have been closed or a date shall have been fixed as a record date for the determination of its shareholders entitled to vote, no shares shall be voted at any election for directors which shall have been transferred on the books maintained by said Transfer Agent within twenty days next preceding such election of directors.
      8. Written notice of the annual meeting shall be mailed at least ten, or in case a merger or consolidation is to be acted upon at least twenty, but not more than forty days prior to the date thereof to each shareholder entitled to vote thereat at such address as appears on the books maintained by the Transfer Agent for the transfer of shares of the corporation.
      9. The Transfer Agent of the corporation shall make, at least ten days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting.

      10. Special meetings of the shareholders may be called only by the chairman, by the president, by the secretary, by the board of directors, or in the manner hereafter prescribed by the holders of not less than one-fifth of all the outstanding shares entitled to vote on the matter for which the meeting is called. At any time, upon written request of shareholders holding in the aggregate one-fifth of all the outstanding shares entitled to vote on the matter for which a meeting is called, it shall be the duty of the secretary to call a special meeting of shareholders to be held at the registered office at such time as the secretary may fix, not less than ten nor more than forty days after the receipt of said request, and if the secretary shall neglect or refuse to issue such call, shareholders making the request may do so upon no less than forty days' written notice. Such request shall state the purpose or purposes of the proposed meeting.
      11. Persons authorized to call shareholders' meetings shall cause written notice of the time, place and purpose of the meeting to be given all shareholders entitled to vote at such meeting, at least ten, or in case a merger or consolidation is to be acted upon at the meeting, at least twenty but not more than forty days prior to the day named for the meeting, provided that written notice given by shareholders calling a meeting in accordance with paragraph 10 above shall be given forty days prior to the date named for the meeting. If such written notice is placed in the United States mail, postage prepaid, and addressed to a shareholder at his last known post office address, notice shall be deemed to have been given him. Notice of any shareholders' meeting may be waived by any shareholder at any time.
      12. Business transacted at all special meetings shall be confined to the object stated in the call.

                                   DIRECTORS

      13. The property and business of the corporation shall be managed by its board of directors, which shall be eight in number and divided into three classes, which shall be as nearly equal in number as possible, as provided in the Articles of Incorporation. The number of directors may be increased or decreased by amendment to these by-laws, provided the number of directors shall not be less than three. In case of any increase in the number of directors, the additional directors may be elected by the shareholders at any meeting, annual or special, duly called for that purpose, or by the board of directors. Except as otherwise herein provided, the directors shall be elected at the annual meeting of shareholders. Each director shall be elected to serve until his successors shall be elected and shall qualify; provided, however, that in no event shall any director who is first elected on or after February 16, 1976, be permitted to serve on or after his date of retirement, which retirement date shall be deemed to be the date of the Annual Meeting of Shareholders of the Company next following the date on which a director has attained age 70.

      Nominations for the election of directors may be made by the board of directors or by any shareholder entitled to vote for the election of directors. Nominations by the board of directors may be made at any time. Nominations by shareholders shall be made by notice in writing, delivered or mailed by first class United States mail, postage prepaid, to the secretary of the corporation not less than 30 days nor more than 40 days prior to any meeting of the shareholders called for the election of directors; provided, however, that if less than 30 days' notice of the meeting is given to shareholders, such written notice shall be delivered or mailed, as prescribed, to the secretary of the corporation not later than the close of the seventh day following the day on which notice of the meeting was mailed to shareholders. Each notice of nomination by a shareholder shall set forth (i) the name, age, business address and, if known, residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee and (iii) the number of share of stock of the corporation which are beneficially owned by each nominee. The chairman of the meeting may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.
      14. The directors may hold their meetings and have one or more offices, and keep the books of the corporation in the City of Brentwood, Tennessee, or at such other places as they may from time to time determine.

      15. The entire board of directors or any individual director may, at any special meeting of the shareholders called for that purpose in the manner provided by Paragraph 10 and 11 hereof, be removed from office by a vote of shareholders holding a majority of the outstanding shares entitled to a vote at an election of directors. In case the board or any one or more directors be so removed, new directors may be elected at the same meeting. Unless the entire board be removed, no individual director shall be removed in case the votes of a sufficient number of shares are cast against the resolution for his removal, which, if cumulatively voted at an election of the whole board, would be sufficient to elect one or more directors.
      16. If the office of a any director or directors becomes vacant by reason of death, resignation, retirement, disqualification, removal from office, or otherwise, such vacancy or vacancies may be filled by the affirmative vote of a majority of the remaining directors. A director thus elected to fill any vacancy shall hold office until the next annual election and until a successor or successors have been duly elected, unless sooner displaced.
      17. In addition to the powers and authorities by these by-laws expressly conferred upon it, the board of directors may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the Articles of Incorporation or by these by-laws directed or required to be exercised or done by the shareholders.

                              EXECUTIVE COMMITTEE

      18. The board of directors shall by resolution or upon recommendation of the Chairman and approval of the majority of the entire Board, establish an Audit Committee and a Compensation Committee and may by resolution or resolutions, passed by a majority of the whole Board, designate one or more additional committees, each committee to consist of two or more directors, who shall serve at the pleasure of the Board. Such committees shall have any may exercise such powers permitted by law as may be directed or delegated by the board of directors from time to time. Vacancies in the membership of the committees shall be filed by the board of directors at a regular or a special meeting called for that purpose.

                           COMPENSATION OF DIRECTORS

      19. Directors who are not employees of the Company shall be paid a stated salary for their service plus a fixed sum and expenses of attendance at each regular and special meeting of the board; PROVIDED, that nothing herein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor or preclude the Chairman of the Board from receiving any stated salary for his services as such. Members of special or standing committees will be allowed like compensation for attending committee meetings. The board of directors shall have the authority to fix the compensation of directors unless otherwise provided by the Articles of Incorporation.

                             MEETINGS OF THE BOARD

      20. Each newly elected board shall hold its annual meeting immediately following the annual meeting of shareholders at the place where such annual meeting of shareholders was held, and no notice of such annual meeting to the new elected directors shall be necessary in order legally to constitute the annual meeting, provided a quorum shall be present.
      21. Regular meetings of the board of directors may be held at such place as a majority of the directors may from time to time appoint. Notice of such regular meeting shall be given at least five days before the meeting by mail or telegram by the chairman of the board or in his absence, by the president.
Such notice need not specify the business to be transacted at such regular meeting, but shall state that the meeting to be held is a regular meeting of the board.
      22. Special meetings of the board may be called by the chairman of the board, or in his absence, by the president on five (5) days' notice to each director, by mail or telegram, or notice may be waived by the directors. Special meetings shall be called by the chairman of the board or by the president or the secretary in like manner and on like notice on the written request of two directors.
      23. At all meetings of the board a majority of directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the Articles of Incorporation or by these By-laws.
      24. No business shall be transacted at any special meeting of the board which shall not have been stated in the notice thereof, except upon written approval of all the directors of the corporation.

                                    OFFICERS

      25. The officers of the corporation shall be elected by the directors and shall be a chairman of the board, a president, one or more vice presidents, a secretary and a treasurer. The board of directors may also appoint one or more assistant secretaries and assistant treasurers. Any two of the offices of the corporation may be held by one person except the offices of president and secretary. The board of directors may appoint one or more assistant secretaries and assistant treasurers to perform their respective duties and to have such powers of the secretary and treasurer as shall from time to time be assigned to them by the board of directors.
      26. The chairman of the board and the president shall be a member of the board of directors. No other officers of the corporation need be a member of the board. No vice president who is not a director may succeed to or fill the office of the president.

      27. The board may appoint such other officers and agents as it shall deem necessary, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.
      28. The salaries of all elected officers of the corporation shall be fixed by the board of directors.
      29. The officers of the corporation shall hold office until their successors are chosen and qualify in their stead. Any officer, manager or agent elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the whole board of directors, whenever in their judgment the best interest of the corporation will be served thereby, such removal, however, to be without prejudice to the contract rights of the person so removed.
      If the office of any officer or officers becomes vacant for any reason, the vacancy shall be filled by the affirmative vote of a majority of the whole board of directors.
      30. The chairman of the board shall preside at all meetings of the shareholders and the board of directors.

                                   PRESIDENT

      31. The president shall be the chief executive officer of the corporation and shall have active supervision and general charge of the property, business and employees of the corporation, subject, however, to the control of the board of directors; he shall see that all resolutions and orders of the board of directors are carried into effect; he shall exercise such other powers and perform such other duties as shall be incident to the office of president or as may be required by the board of directors. In the absence or inability to act of the chairman of the board of directors, the president shall preside at all meetings of the shareholders and the board of directors and shall during such absence exercise all the powers of the chairman of the board.
      32. He shall execute bonds, mortgages, and other contracts requiring the seal, under the seal of the corporation, but the authority to execute such instruments may also be vested in others as provided in Paragraph 41 of these by-laws.
      33. He shall be EX OFFICIO a member of all standing committees, and shall have the general powers and duties of supervision and management usually vested in the office of president of a corporation.

                                VICE PRESIDENTS

      34. Each vice president shall have such powers and perform such duties as the board of directors may from time to time prescribe or as the chairman of the board or the president may from time to time delegate to him. At the request of the president, any vice president may, in the case of the absence or inability to act of the president, temporarily act in his place. In the case of the death of the president or in the case of his absence or inability to act where no vice president has been designated to act temporarily in his place, the board of directors shall designate one or more vice presidents to perform the duties of the president.

                    THE SECRETARY AND ASSISTANT SECRETARIES

      35. The secretary shall attend all sessions of the board and all meetings of the shareholders and record all votes and the minutes of all proceedings in a book to be kept for that purpose. He shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. He shall keep in safe custody the seal of the corporation, and when authorized by the board, affix the same to any instrument requiring it, and when so affixed, it shall be attested by his signature or by the signature of the assistant secretary or an assistant secretary.
      36. The assistant secretary, or assistant secretaries in the order of their seniority, shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary, and shall perform such other duties as the board of directors shall prescribe.

                     THE TREASURER AND ASSISTANT TREASURERS

      37. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts or receipts and disbursements in books belonging to the corporation and shall deposit all moneys, and other valuable effects in the name and to the credit of the corporation in such depositaries as may be designated by the board of directors.
      38. He shall disburse the funds of the corporation as may be ordered by the board, taking proper vouchers for such disbursements, and shall render to the president and directors, at the regular meetings of the board, or whenever they may require it, an account of all his transactions as treasurer and of the financial condition of the corporation.
      39. If required by the board of directors, he shall give the corporation a bond in such sum, and with such surety or sureties as shall be satisfactory to the board, for the faithful performance of the duties of his office, and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.
      40. The assistant treasurer, or assistant treasurers in the order of their seniority, shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer, and shall perform such other duties as the board of directors shall prescribe.

                      DUTIES OF OFFICERS MAY BE DELEGATED

 41. The board of directors, except as otherwise provided in these by-laws, may authorize any officer or officers, or agent or agents, to enter into any bond, mortgage or contract or execute and deliver any instrument in the name and on behalf of the corporation, and such authority may be general or confined to specific instances; and, unless so authorized by the board of directors or by the provisions of these by-laws, no officer, agent or employee other than the chairman of the board of directors and the president shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable pecuniarily for any purpose or to any allowance.
      42. In case of the absence of any officer of the corporation or for any other reason that the board may deem sufficient, the board may delegate, for the time being, the powers or duties or any of them, of such officer to any other officer, or to any director.

                            CONSIDERATION FOR SHARES

      43. Without the consent of any holder of any share of the capital stock of this corporation, the shares of stock of this corporation may be issued by it from time to time in such number or amount of shares of said stock, and for such consideration, not less than the par value thereof, in labor or services actually performed, money or property, as from time to time may be fixed and determined by the board of directors of this corporation at any annual meeting or any special meeting called for said purpose, and the right, power and authority of said board of directors from time to time so to authorize and order the issuance by this corporation of the said shares of said stock, in such number or amount of share, and for such consideration in labor, services actually performed, money or property, as from time to time said board may fix and determine, is hereby absolutely reserved to said board of directors.
      Payment or delivery to, or receipt by this corporation of such consideration as may be so fixed and determined by its board of directors for the issuance of any share or shares of its said stock, as hereinbefore in this Paragraph 43 provided, shall operate and be construed, deemed and held: (i) to discharge, release and satisfy fully and absolutely, all liability to this corporation and/or to its creditors now or at any time hereafter existing, of any subscriber for, and/or holder or any such share or shares so authorized to be issued in any way on account of, founded upon, or arising out of any subscription for, and/or purchase of, and/or issuance of a certificate or certificates representing such share or shares, and (ii) to constitute such share or shares as full paid and non-assessable.

                        CERTIFICATES REPRESENTING SHARES

      44. Certificates evidencing the ownership of shares of the corporation shall bear such serial designation (which may be a combination of letters and numbers) as shall be prescribed by the board of directors and the ownership thereof shall be recorded in books maintained by the Transfer Agent for recording the transfer of shares of the corporation as they are issued. They shall state that the corporation is organized under the laws of the State of Illinois, the name of the person of whom issued, the number and class of shares, and the designation of the series, if any, which such certificate represents, the par value of each share represented by such certificate, and such authorization number as may be prescribed by an Order or Orders of the Illinois Commerce Commission. They shall be signed by the president or a vice president, and the secretary or an assistant secretary, and sealed with the seal or a facsimile seal of the corporation. In case the seal of the corporation is changed after the certificate is sealed with the seal or a facsimile of the seal of the corporation, but before it is issued, the certificate may be issued by the corporation with the same effect as if the seal had not been changed. Where such certificate is countersigned by a transfer agent other than the corporation itself or an employee of the corporation, or by a transfer clerk and registered by a registrar, the signatures of the president or vice president and the secretary or assistant secretary upon such certificate may be facsimiles, engraved or printed. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if such officer had not ceased to be such at the date of its issue.
      Every certificate representing shares issued by the corporation shall set forth upon the face or back of the certificate a full or summary statement of all the designations, preferences, qualifications, limitations, restrictions, and special or relative rights of the shares of each class authorized to be issued, and if the corporation is authorized to issue any preferred or special class in series, the variations in the relative rights and preferences between the shares of each such series so far as the same have been fixed and determined and the authority of the board of directors to fix and determine the relative rights and preferences of subsequent series; provided that such statement may be omitted from the certificate if it shall be set forth upon the face or back of the certificate that such statement, in full, will be furnished by the corporation to any shareholder upon request without charge.

                               TRANSFER OF SHARES

      45. Transfers of shares shall be made on the books maintained by the Transfer Agent for the transfer of shares of the corporation only upon surrender of the certificate therefor, endorsed by the person named in the certificate or by attorney lawfully constituted in writing.

                           CLOSING OF TRANSFER BOOKS

      46. The board of directors shall have power to close the stock transfer books of the corporation for a period not exceeding forty days preceding the date of any meeting of shareholders or the date for payment of any dividend or distribution, or the date for the allotment of rights, or, subject to contract rights with respect thereto, the date when any change or conversion or exchange of shares will be made or go into effect; provided, however, if the share transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least 10 days, or in the case of a merger or consolidation at least 20 days, immediately preceding such meeting; and provided, further, that in lieu of closing the stock transfer books as aforesaid, the board of directors may fix in advance a date at least 10, or in the case of a merger or consolidation at least 20, but not more than 40 days preceding the date of any meeting of shareholders or the date for payment of any dividend or distribution, or the date for the allotment of rights, or, subject to contract rights with respect thereto, the date when any change or conversion of exchange of shares will be made or go into effect, as a record date for the determination of the shareholders entitled to notice of, and to vote at, any such meeting, or entitled to receive payment of any dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of shares of capital stock, and in such case only such shareholders as shall be shareholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting, or to receive payment of such dividend, or to receive such allotment or rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the corporation after any such record date fixed as aforesaid.

                            REGISTERED SHAREHOLDERS

      47. The corporation shall be entitled to treat the holder of record of any share or shares of the corporation as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of Illinois.

                               LOST CERTIFICATES

      48. Any person claiming a certificate of stock to be lost or destroyed, shall make an affidavit or affirmation of that fact and advertise the same in such manner as the board of directors may require. The owner of a lost or destroyed certificate(s), or his legal representative will give the corporation a bond, sufficient to indemnify the corporation against any claim that may be made against it on account of the alleged loss of any such certificate. A new certificate of the same tenor and for the same number of shares as the one alleged to be lost or destroyed, may be issued without requiring any bond, when, in the judgment of the directors it is proper so to do.

                              INSPECTION OF BOOKS

      49. The directors shall determine from time to time whether and, if allowed, when and under what conditions and regulations the accounts and books for the corporation (except as may by statute be specifically open to inspection) or any of them shall be open to the inspection of the shareholders, and the shareholders' rights in this respect are and shall be restricted and limited accordingly.

                                     CHECKS

      50. All checks or demands for money and notes of the corporation shall be signed by such officer or officers as the board of directors may from time to time designate.

                                  FISCAL YEAR

      51.  The fiscal year shall begin the first day of January in each year.

                                   DIVIDENDS

      52. Dividends upon shares of the corporation, subject to the provisions of the Articles of Incorporation, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the corporation, and shall be paid only out of the surplus of the aggregate of the assets of the corporation over the aggregate of its liabilities, including in the latter the amount of its capital shares.
      Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conductive to the interests of the corporation.

                          DIRECTORS' ANNUAL STATEMENT

      53. The board of directors shall present at each annual meeting and when called for by vote of the shareholders at any special meeting of the shareholders, a full and clear statement of the business and condition of the corporation.

                                    NOTICES

      54. Whenever under the provisions of these by-laws notice is required to be given to any director, officer or shareholder, it shall not be construed to mean any requirement for personal notice, but such notice may be given in writing, by mail, by depositing the same in the post office or letter box, in a postpaid, sealed wrapper, addressed to such shareholder, officer or director at such address as appears on the books of the corporation, or, in default of other address, to such director, officer or shareholder at the General Post Office in the City of Chicago, Illinois, and such notice shall be deemed to be given at the time when same shall be thus mailed.
      55. The notice provided for in these by-laws of any general or special meeting of the shareholders, or general or special meeting of the directors, may be waived in writing by the shareholders or directors, respectively.

                   INDEMNIFICATION OF DIRECTORS AND OFFICERS

      56. Each director or officer of the corporation, each former director or officer, and any person who serves or has served at the request of the corporation as a director or officer of another corporation in which the corporation owned shares of the capital stock or of which it was a creditor, shall be indemnified by the corporation against any costs and expenses which may be imposed upon or actually and necessarily incurred by him (and for which he is not otherwise reimbursed), including the amount of any judgments or fines, in connection with the defense of any action, suit or proceeding, whether criminal or civil, in which he may be named as a party by reason of his being or having been such director or officer, or by reason of any action alleged to have been taken or omitted by him in either such capacity; provided, however, that the corporation shall not indemnify any such person against any costs or expenses imposed upon or incurred by him in relation to matters as to which he shall be finally adjudged to be liable for negligence or misconduct in the performance of duty. In the event of a settlement of any such action, suit or proceeding prior to final adjudication, or in the event of a settlement or any claim made against any such person by reason of his being or having been such director or officer, such person shall be indemnified against any costs and expenses actually incurred by him, including any amount paid to effect such settlement, if the corporation is advised by independent counsel selected or approved by its board of directors that he acted without negligence or misconduct in the performance of duty and that such costs and expenses are not unreasonable. In the event of a criminal action, suit or proceeding, a conviction or judgment (whether based on a plea of guilty or nolo contendere or its equivalent, or after trial) shall not be deemed an adjudication that such person is liable for negligence or misconduct in the performance of duty if he acted in good faith in what he considered to be the best interests of the corporation or such other corporation or such other corporation and with no reasonable cause to believe that the action was illegal.
      The right of indemnification in this Paragraph 56 provided shall insure to each person referred to in the first paragraph of this Paragraph 56 whether or not he is such director or officer at the time such costs or expenses are imposed or incurred, and whether or not the claim asserted against him is based on matters which antedate the adoption of these by-laws; and in the event of his death or incapacity shall extend to his legal representatives. Each person who shall act as a director or officer of the corporation, or if any such other corporation at the request of the corporation, shall be deemed to be doing so in reliance upon such right of indemnification; and such right shall not be exclusive of any other right which he may have.
      None of the provisions of this Paragraph 56 shall be construed as a limitation upon the right of the corporation to exercise its general power to enter into a contract or undertaking of indemnity with a director or officer in any proper case not provided for herein. The provisions of Paragraph 56 shall be subject to any limitations contained in applicable statutory laws.

                       VOTING SHARE IN OTHER CORPORATIONS

      57. Unless otherwise ordered by the shareholders, the chairman of the board, the president or a vice president shall have full power and authority in behalf of the corporation to attend, and to act and to vote, at any meeting of shareholders of any corporation in which this corporation may hold shares, and in connection with such meeting shall possess and may exercise in behalf of the corporation any and all rights and powers incident to the ownership of such shares, including the power to appoint proxies therefor and to execute any and all instruments for that purpose. The directors may, from time to time by resolution, direct the manner in which shares may be voted or confer these powers upon any other person or persons.

                                   AMENDMENTS

      58. These by-laws may be altered or amended only in the manner prescribed by the Articles of Incorporation.

                      * * * * * * * * * * * * * * * * * *