Form 10-Q
period 1994-06-30
UNITED CITIES GAS CO
filed 1994-08-11
CIK 101105

===============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994.
                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission file number 0-1284-2


                          UNITED CITIES GAS COMPANY
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      Illinois and Virginia                                   36-1801540
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                       Identification Number)

   5300 Maryland Way, Brentwood, TN                             37027
      (Address of principal                                   (Zip Code)
       executive offices)


                                (615) 373-5310
- - -------------------------------------------------------------------------------
              Registrant's telephone number, including area code



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/X/ Yes

/ / No

  At July 31, 1994, 10,401,410 shares of the common stock of the Registrant were outstanding.


===============================================================================

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 1994


                               Table of Contents

 Item                                                                              Page
Number                     PART I -- FINANCIAL INFORMATION                        Number
- - ------                                                                            -----
  1       Financial Statements:
            Consolidated Statements of Income (Unaudited) for the Three, Six and
              Twelve Months Ended June 30, 1994 and June 30, 1993.                   3

            Consolidated Statements of Cash Flows (Unaudited) for the Three, Six
              and Twelve Months Ended June 30, 1994 and June 30, 1993.               4

            Consolidated Balance Sheets at June 30, 1994 (Unaudited)                 5
              and December 31, 1993.

            Consolidated Statements of Capitalization at June 30, 1994
              (Unaudited) and December 31, 1993.                                     6

            Notes to Consolidated Financial Statements.                              7

  2       Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                               8

                            PART II -- OTHER INFORMATION

  1       Legal Proceedings.                                                        11

  6       Exhibits and Reports on Form 8-K.                                         11

          List of Exhibits.                                                         12

          Signature                                                                 13

             11.01   Computation of Common Stock Earnings Per Share.                14

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                        Three Months Ended    Six Months Ended    Twelve Months Ended
                                                              June 30,             June 30,              June 30,
                                                        ------------------   -----------------     ------------------
(Unaudited, in thousands, except per share amounts)       1994      1993       1994      1993        1994      1993
                                                          ----      ----       ----      ----        ----      ----
Operating Revenues....................................  $48,352   $48,934    $172,543  $165,404    $294,646  $290,875
   Natural gas cost...................................   30,033    31,128     110,035   104,667     186,375   185,048
                                                        -------   -------    --------  --------    --------  --------
Operating Margin......................................   18,319    17,806      62,508    60,737     108,271   105,827
                                                        -------   -------    --------  --------    --------  --------
Other Operating Expenses:
   Operations and maintenance.........................   14,754    14,396      29,644    29,045      57,522    57,901
   Depreciation and amortization......................    3,506     3,271       6,934     6,417      13,621    11,785
   Federal and state income taxes.....................   (2,333)   (2,167)      4,907     5,155       3,227     4,667
   Other taxes........................................    2,498     2,411       5,557     5,394      10,448    10,372
                                                        -------   -------    --------  --------    --------  --------
     Total other operating expenses...................   18,425    17,911      47,042    46,011      84,818    84,725
                                                        -------   -------    --------  --------    --------  --------
Operating Income (Loss)...............................     (106)     (105)     15,466    14,726      23,453    21,102
                                                        -------   -------    --------  --------    --------  --------
Other Income (Loss):
   Operations of UCG Energy Corporation-
      Revenues........................................    5,984     7,243      19,726    18,170      40,465    36,362
      Operating expenses..............................    4,930     5,621      14,291    13,012      30,062    26,120
      Interest expense................................      201       229         386       439         996       853
      Depreciation and amortization...................      857       842       1,736     1,724       3,479     3,414
      Federal and state income taxes..................       (2)      208       1,257       733       2,359     1,788
                                                        -------   -------    --------  --------    --------  --------
                                                             (2)      343       2,056     2,262       3,569     4,187
                                                        -------   -------    --------  --------    --------  --------
   Operations of United Cities Gas Storage Company....      126       104         226       202         493       436
                                                        -------   -------    --------  --------    --------  --------
   Other income (loss), net...........................      (49)      (68)       (125)     (116)        232        97
                                                        -------   -------    --------  --------    --------  --------
Income (Loss) Before Interest Expense.................      (31)      274      17,623    17,074      27,747    25,822
Interest Expense......................................    3,289     3,393       6,707     6,852      14,904    13,372
                                                        -------   -------    --------  --------    --------  --------
Net Income (Loss).....................................   (3,320)   (3,119)     10,916    10,222      12,843    12,450

Preferred and Preference Stock Dividends..............     -           12        -           30        -           80
                                                        -------   -------    --------  --------    --------  --------
Common Stock Earnings (Loss)..........................  ($3,320)  ($3,131)   $ 10,916  $ 10,192    $ 12,843  $ 12,370
                                                        =======   =======    ========  ========    ========  ========
Common Stock Earnings (Loss) Per Share:................  ($0.32)   ($0.31)   $   1.05  $   1.01    $   1.25  $   1.23
                                                        =======   =======    ========  ========    ========  ========
Average Number of Common Shares Outstanding...........   10,369    10,162      10,350    10,126      10,309    10,063
                                                        =======   =======    ========  ========    ========  ========
Common Stock Dividends Per Share......................  $   .25   $  .245    $    .50  $    .49    $   .995  $   .975
                                                        =======   =======    ========  ========    ========  ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended    Six Months Ended   Twelve Months Ended
                                                                            June 30,              June 30,             June 30,
                                                                      ---------------------  ------------------- -------------------
(Unaudited, in thousands)                                               1994        1993     1994        1993      1994        1993
                                                                        ----        ----     ----        ----      ----        ----
Cash Flows from Operating Activities:
    Net income (loss)..............................................  $ (3,320)   $ (3,119) $ 10,916    $ 10,222  $ 12,843   $12,450
                                                                     --------   ---------  --------    --------  --------   -------
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization................................     4,453       4,263     8,859       8,430    17,559    15,685
      Deferred taxes...............................................       (72)          -      (144)        (18)      485     2,022
      Investment tax credits, net..................................       (93)        (94)     (185)       (187)     (372)     (384)
      Loss (gain) on sale of assets................................        (8)         36        (7)         15         -        28
      Changes in current assets and current liabilities:
        Receivables................................................    27,121      25,392    30,650      30,613      (411)   (2,600)
        Materials and supplies.....................................      (471)        311      (399)        183       175       454
        Gas in storage.............................................   (10,644)     (4,272)    5,013      (2,829)  (10,799)   (3,846)
        Gas costs to be billed in the future.......................    (1,997)     (1,314)   (3,069)       (166)   (5,074)    6,176
        Prepayments and other......................................      (845)        481       117        (954)      527       783
        Accounts payable...........................................    (5,622)     (9,489)  (14,224)    (11,702)    7,384    (5,301)
        Customer deposits and advance payments.....................       575         301    (3,352)     (3,177)    1,365      (637)
        Accrued interest...........................................    (2,574)     (2,262)   (1,187)        146      (399)      242
        Supplier refunds due customers.............................    (2,787)     (3,691)    2,800       2,676    (4,035)    2,002
        Accrued taxes..............................................    (4,258)     (5,415)    3,110      (4,374)       63    (1,877)
        Other, net.................................................      (806)        139       538       5,920    (2,883)    6,938
                                                                     --------   ---------  --------    --------  --------   -------
          Total adjustments........................................     1,972       4,386    28,520      24,576     3,585    19,685
                                                                     --------   ---------  --------    --------  --------   -------
            Net cash provided by (used in) operating activities....    (1,348)      1,267    39,436      34,798    16,428    32,135
                                                                     --------   ---------  --------    --------  --------   -------

Cash Flows from Investing Activities:
    Additions to property - utility................................    (6,692)     (6,843)  (14,026)    (12,829)  (28,227)  (25,430)
    Additions to property - non-utility............................      (851)     (2,018)   (1,446)     (2,491)   (2,892)   (5,476)
                                                                     --------   ---------  --------    --------  --------   -------
            Net cash used in investing activities..................    (7,543)     (8,861)  (15,472)    (15,320)  (31,119)  (30,906)
                                                                     --------   ---------  --------    --------  --------   -------

Cash Flows from Financing Activities:
    Short-term borrowings - net....................................    10,620           -   (12,243)          -    10,620    (7,131)
    Proceeds from issuance of long-term debt.......................         -           -         -         150         -    23,900
    Proceeds from issuance of common stock.........................       273         436       625       1,078     1,496     1,495
    Long-term debt retirements.....................................    (1,127)       (426)   (5,678)     (3,486)   (6,770)   (4,385)
    Dividends paid.................................................    (2,284)     (2,224)   (4,564)     (4,443)   (9,067)   (8,779)
    Redemption of preferred stock..................................         -        (106)        -        (106)        -      (714)
                                                                     --------   ---------  --------    --------  --------   -------
            Net cash provided by (used in) financing activities....     7,482      (2,320)  (21,860)     (6,807)   (3,721)    4,386
                                                                     --------   ---------  --------    --------  --------   -------

Net Increase (Decrease) in Cash and Temporary Investments..........    (1,409)     (9,914)    2,104      12,671   (18,412)    5,615
Cash and Temporary Investments at Beginning of Period..............     4,311      31,228       798       8,643    21,314    15,699
                                                                     --------   ---------  --------    --------  --------   -------
Cash and Temporary Investments at End of Period....................  $  2,902   $  21,314  $  2,902    $ 21,314  $  2,902   $21,314
                                                                     ========   =========  ========    ========  ========   =======

Cash Paid During the Period for:
    Interest, net of amounts capitalized...........................  $  6,301   $   5,360  $  8,768    $  7,504  $ 17,391   $15,259
                                                                     ========   =========  ========    ========  ========   =======
    Income taxes...................................................  $  2,499   $   3,354  $  2,862    $  7,041  $  7,779   $ 8,078
                                                                     ========   =========  ========    ========  ========   =======
Noncash Investing and Financing Activities:
    Dividends reinvested...........................................  $    308   $     279  $    611    $    551  $  1,190   $ 1,116
                                                                     ========   =========  ========    ========  ========   =======

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                June 30,      December 31,
(In thousands)                                                                    1994           1993
                                                                               -----------    ------------
              ASSETS                                                            (Unaudited)

                 Utility Plant:
                     Plant in service, at cost................................  $387,384       $374,205
                       Less-accumulated depreciation..........................   134,102        127,856
                                                                                --------       --------
                                                                                 253,282        246,349
                 Non-Utility Property:                                          --------       --------

                     Property, plant, and equipment...........................    69,773         68,082
                       Less-accumulated depreciation..........................    21,113         19,843
                                                                                --------       --------
                                                                                  48,660         48,239
                                                                                --------       --------

                 Current Assets:
                     Cash and temporary investments...........................     2,902            798
                     Receivables, less allowance for uncollectible accounts
                       of $1,338 in 1994 and $1,150 in 1993...................    19,712         50,362
                     Materials and supplies...................................     5,772          5,373
                     Gas in storage...........................................    20,970         25,983
                     Gas costs to be billed in the future.....................    11,115          8,046
                     Prepayments and other....................................     2,936          3,053
                                                                                --------       --------
                                                                                  63,407         93,615
                                                                                --------       --------

                 Deferred Charges:
                     Unamortized debt discount and expense, net...............     2,678          2,788
                     Non-compete agreements, net..............................     3,048          3,952
                     Deferred system improvement costs, net...................     1,731          2,036
                     Other deferred charges...................................     5,214          4,541
                                                                                --------       --------
                                                                                  12,671         13,317
                                                                                --------       --------
                                                                                $378,020       $401,520
                                                                                ========       ========

              CAPITALIZATION AND LIABILITIES
                 Capitalization:
                     Common stock equity......................................  $118,865       $111,888
                     Long-term debt...........................................   146,482        151,843
                                                                                --------       --------
                                                                                 265,347        263,731
                                                                                --------       --------
                 Current Liabilities:
                     Current portion of long-term obligations.................     6,085          6,402
                     Notes payable............................................    10,620         22,863
                     Accounts payable for gas costs...........................    20,168         33,271
                     Other accounts payable...................................     3,218          4,339
                     Accrued taxes............................................     6,996          3,886
                     Customer deposits and advance payments...................     8,631         11,983
                     Accrued interest.........................................     3,270          4,457
                     Supplier refunds due customers...........................     7,014          4,214
                     Other....................................................     8,373          7,630
                                                                                --------       --------
                                                                                  74,375         99,045
                                                                                --------       --------

                 Deferred Credits:
                     Accumulated deferred income tax..........................    23,127         23,142
                     Deferred investment tax credits..........................     4,830          5,015
                     Income taxes due customers...............................     6,473          6,617
                     Other....................................................     3,868          3,970
                                                                                --------       --------
                                                                                  38,298         38,744
                                                                                --------       --------
                                                                                $378,020       $401,520
                                                                                ========       ========

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION




                                                                          June 30,         December 31,
(In thousands, except share amounts)                                       1994               1993
                                                                       -------------    ----------------
Common Stock Equity:                                                    (Unaudited)
    Common stock without par value, authorized
      40,000,000 shares, outstanding 10,390,998 in
      1994 and 10,314,026 in 1993......................................  $ 68,342           $ 67,106
    Capital surplus....................................................    22,462             22,462
    Retained earnings..................................................    28,061             22,320
                                                                         --------           --------
      Total common stock equity........................................   118,865    44.8%   111,888   42.4%
                                                                         --------   -----   --------  -----
Long-Term Debt:
    First mortgage bonds ..............................................   129,000            133,955
    Senior secured storage term notes due in
       installments through 2007.......................................    10,671             10,895
    Rental property adjustable rate term notes due in
       installments through 1999.......................................    11,047              9,043
    Other long-term obligations due in installments through 2013.......     1,849              4,352
                                                                         --------           --------
                                                                          152,567            158,245
        Less-current requirements......................................     6,085              6,402
                                                                         --------           --------
        Total long-term debt, excluding amounts due within one year....   146,482    55.2%   151,843   57.6%
                                                                         --------   -----   --------  -----

Total Capitalization...................................................  $265,347   100.0%  $263,731  100.0%
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

    The Company's business is seasonal in nature resulting in greater earnings during the winter months. The results of operations for the three month and six month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

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

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

  Overview

        The Company's 1994 second quarter common stock loss was $3,320,000 compared to the second quarter 1993 loss of $3,131,000. The loss per common share was $.32 on an additional 207,000 average number of shares outstanding, compared to the loss of $.31 for the comparable period in 1993. The common stock earnings for the first six months of 1994 were $10,916,000 compared to $10,192,000 in 1993. Common stock earnings per share increased from $1.01 in the six month period in 1993 to $1.05 in 1994 on an additional 224,000 average number of shares outstanding. Common stock earnings for the twelve month period ended June 30, 1994 were $12,843,000 compared to $12,370,000 for the twelve month period ended June 30, 1993. Common stock earnings per share increased from $1.23 in the twelve month period in 1993 to $1.25 in the twelve month period in 1994. Average shares outstanding increased by 246,000 for the twelve month period ended June 30, 1994.

        The following table summarizes certain information regarding the operation of each segment of the Company's business for the periods ended June 30:

                                                  Three Months Ended   Six Months Ended  Twelve Months Ended
                                                  ------------------   ----------------  -------------------
  (Unaudited, in thousands)                         1994     1993      1994      1993       1994      1993
                                                    ----     ----      ----      ----       ----      ----
  Operating Revenues:
  Utility....................................     $48,352  $48,934   $172,543  $165,404   $294,646  $290,875
                                                  -------  -------   --------  --------   --------  --------
  Subsidiaries:
    UCG Energy Corporation-
      Propane Division.......................       1,651    1,966     11,082     8,917     20,368    18,047
      Rental Division........................       1,614    1,613      3,258     3,314      6,577     6,690
      Utility Services Division..............       2,719    3,664      5,386     5,939     13,520    11,625
                                                  -------  -------   --------  --------   --------  --------
        Total UCG Energy Corporation.........       5,984    7,243     19,726    18,170     40,465    36,362
    United Cities Gas Storage Company........       1,741    1,878      4,757     4,788      8,805     8,627
                                                  -------  -------   --------  --------   --------  --------
        Total Subsidiaries...................       7,725    9,121     24,483    22,958     49,270    44,989
                                                  -------  -------   --------  --------   --------  --------
  Total Revenues.............................     $56,077  $58,055   $197,026  $188,362   $343,916  $335,864
                                                  =======  =======   ========  ========   ========  ========
  Common Stock Earnings (Loss):
  Utility....................................     $(3,444) $(3,578)  $  8,634  $  7,728   $  8,781  $  7,747
                                                  -------  -------   --------  --------   --------  --------
  Subsidiaries:
    UCG Energy Corporation-
      Propane Division.......................        (695)    (264)       698       624      1,083     1,047
      Rental Division........................         506      477      1,021     1,382      1,810     2,567
      Utility Services Division..............         187      130        337       256        676       573
                                                  -------  -------   --------  --------   --------  --------
        Total UCG Energy Corporation.........          (2)     343      2,056     2,262      3,569     4,187
    United Cities Gas Storage Company........         126      104        226       202        493       436
                                                  -------  -------   --------  --------   --------  --------
        Total Subsidiaries...................         124      447      2,282     2,464      4,062     4,623
                                                  -------  -------   --------  --------   --------  --------
  Total Common Stock Earnings (Loss).........     $(3,320) $(3,131)  $ 10,916  $ 10,192   $ 12,843  $ 12,370
                                                  =======  =======   ========  ========   ========  ========

  Operating Results-Utility

        The utility loss decreased by $134,000 for the second quarter and utility income increased by $906,000 and $1,034,000, respectively, for the six and twelve month periods in 1994 from the comparable 1993 periods due predominantly to the factors mentioned below:

        The operating margin increased from $17,806,000 in the second quarter of 1993 to $18,319,000 in the second quarter of 1994. The operating margin for the six month period ended June 30, 1994 was $62,508,000 compared to $60,737,000 for the same period in 1993, and the margin increased $2,444,000 to $108,271,000 for the twelve months ended June 30, 1994. The increase in margin in all periods can be attributed to volumes sold to an increased number of residential and commercial natural gas customers and rate increases in certain jurisdictions. In addition, the increased margin in the six and twelve month periods reflects the additional revenues from certain interruptible customers who did not go off the Company's system when curtailed during the extremely cold weather in the first quarter of 1994.

Item 2. Continued

        Operations and maintenance expenses other than natural gas cost increased $358,000 and $599,000, respectively, for the second quarter and six month period ended June 30, 1994 primarily as a result of normal increases in operating expenses, primarily in payroll related expenses. Operations and maintenance expenses for the twelve month period ended June 30, 1994 decreased $379,000 from the prior year period. Expenses for the twelve month period ended June 30, 1993 reflect the December, 1992 adjustment to expense the difference in the approved amount of system improvement costs in Kansas and the amount previously deferred. The effect of this adjustment was slightly offset by normal increases in operating expenses in the twelve month period ended June 30, 1994.

        Depreciation and amortization expense increased in the second quarter, six and twelve month periods primarily due to depreciation expense on additional plant in service. Interest expense decreased in the quarter and six month period but increased $1,532,000 for the twelve month period primarily as a result of interest assessed on additional income taxes related to the 1993 settlement of the Internal Revenue Service audit.

        The table below reflects operating revenues, gas sales volumes and weather data for the periods ended June 30:


  Operating Statistics-Utility
                                                Three Months Ended    Six Months Ended    Twelve Months Ended
                                                ------------------    ----------------    -------------------
  (Unaudited, in thousands)                        1994     1993       1994      1993       1994      1993
                                                   ----     ----       ----      ----       ----      ----
  Operating Revenues:
    Residential..............................     $18,048  $19,238    $82,732   $79,320   $138,268  $134,140
    Commercial...............................      11,473   11,543     46,528    43,617     77,272    76,497
    Industrial...............................      16,761   15,578     38,466    36,328     70,093    68,960
    Transportation...........................       1,684    1,635      3,336     3,648      6,612     7,492
    Other Revenues...........................         386      940      1,481     2,491      2,401     3,786
                                                  -------  -------   --------  --------   --------  --------
       Total Operating Revenues..............     $48,352  $48,934   $172,543  $165,404   $294,646  $290,875
                                                  =======  =======   ========  ========   ========  ========
  Gas Sales (Mcf):
    Residential..............................       2,585    3,061     13,553    13,780     22,828    22,664
    Commercial...............................       2,120    2,218      8,560     8,361     14,634    14,354
    Industrial-
      Firm...................................       1,861    1,605      4,536     4,034      8,010     7,428
      Interruptible..........................       2,569    2,713      5,426     5,984     11,104    11,185
                                                  -------  -------   --------  --------   --------  --------
                                                    9,135    9,597     32,075    32,159     56,576    55,631
                                                  =======  =======   ========  ========   ========  ========
  Transported Volumes (Mcf)..................       3,244    2,892      5,911     6,165     11,628    11,859
                                                  =======  =======   ========  ========   ========  ========
  Weather Data-colder (warmer)
    than normal*.............................      (7.4%)    19.9%     (3.8%)       .9%       -          .9%
                                                  =======  =======   ========  ========   ========  ========
  *Based on system weighted average.  Data for 1994 is preliminary.



  Operating Results-Subsidiaries

        Revenues of UCG Energy Corporation (UCG Energy) decreased $1,259,000 from the second quarter ended June 30, 1993 and increased $1,556,000 and $4,103,000 from the six and twelve month periods then ended. The propane division's revenues decreased from the second quarter in 1993 as a result of a change in the billing date of facility fees from June, 1994 to October, 1994. The propane division's revenues increased in the six and twelve month periods due to additional volumes sold. The utility services division's revenues decreased in the second quarter and six month periods from 1993 due to decreased distribution sales of American Meter Company and other companies' products. In addition, brokerage sales to certain industrial customers, local distribution companies and others were lower in the second quarter of 1994. Revenues for the utility services division increased in the twelve month period from 1993 due to increased brokerage sales.

        Expenses of UCG Energy, including cost of sales, decreased $691,000 from the second quarter ended June 30, 1993 and increased $1,279,000 and $3,942,000 from the six and twelve month periods then ended. Expenses increased in all periods in the propane division due to the addition of the Boone, North Carolina propane operation and the cost of additional volumes sold. Cost of sales in the utility services division decreased in the second quarter and six month periods due to lower sales levels, but increased in the twelve month period as a result of additional cost of sales from increased brokerage activities.

Item 2. Continued

        UCG Energy's net income decreased $345,000, $206,000 and $618,000 from the second quarter, six and twelve month periods ended June 30, 1993. The decrease in the second quarter is principally due to the change in the billing date of the propane division's facility fees. The decrease in the six and twelve month periods is also the result of the cumulative effect of a change in accounting principle that resulted from the adoption in 1993 of Statement No. 109 "Accounting for Income Taxes" issued by the Financial Accounting Standards Board. The effect of the implementation of the statement amounted to income of approximately $443,000 in 1993.

        United Cities Gas Storage Company had net income for the three, six and twelve month periods of $126,000, $226,000 and $493,000, respectively, as compared to $104,000, $202,000 and $436,000 for the same periods in 1993.
  The revenues of the subsidiary were primarily derived from natural gas storage services and natural gas provided to United Cities Gas Company.

  Financial Condition, Liquidity and Capital Resources

        Total cash used in operations for the three month period ended June 30, 1994 was $1,348,000. Total cash provided by operations for the six and twelve month periods ended June 30, 1994 was $39,436,000 and $16,428,000, respectively. The financing activities of all periods reflect the retirement of long-term debt, dividend payments and the net activity of short-term borrowings.

        The Company has authorized as of June 30, 1994, specific purchases and construction projects amounting to $15,490,000 of its 1994 utility capital budget of $28,200,000 and $2,674,000 of its non-utility capital budget of $3,400,000. The Company anticipates incurring capital expenditures of approximately $32,000,000 for each of 1995, 1996 and 1997. In addition, the Company is constructing a twenty-eight mile main which will connect two of its distribution systems in Middle Tennessee. The project has an estimated cost of approximately $8,200,000 and is scheduled to be completed by the fall heating season of 1995. As of June 30, 1994, capital expenditures of $4,537,000 had been authorized related to this project.

        The Company believes its short-term lines of credit are sufficient to meet anticipated short-term requirements. At June 30, 1994, the Company had $84,000,000 in short-term lines of credit, including master and banker's acceptance notes, bearing interest primarily at the lesser of prime or a negotiated rate during the term of each borrowing. At June 30, 1994, $10,620,000 was outstanding.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                         Part II.  Other Information

                   For The Three Months Ended June 30, 1994

Item 1.  Legal Proceedings.

           See December 31, 1993 Form 10-K


Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits-See list of Exhibits on page 12 hereof.

           (b)  Reports on Form 8-K.
                       None

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                               LIST OF EXHIBITS

11.01       Computation of Common Stock Earnings Per Share.  (Page 14).

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                  Signature





   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          UNITED CITIES GAS COMPANY




                                      /s/ James B. Ford
                                          ------------------------------
                                          James B. Ford
                                          Senior Vice President and Treasurer
                                          and Chief Financial Officer
                                          On behalf of the Registrant

Date:  August 10, 1994