Form 10-Q
period 1994-09-30
UNITED CITIES GAS CO
filed 1994-11-10
CIK 101105

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 1994.

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                to               .
                               --------------    --------------

Commission file number 0-1284-3


                          UNITED CITIES GAS COMPANY
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      Illinois and Virginia                                     36-1801540
- - --------------------------------------------------------------------------------
   (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                         Identification Number)

   5300 Maryland Way, Brentwood, TN                                  37027
- - --------------------------------------------------------------------------------
      (Address of principal                                        (Zip Code)
       executive offices)


                                (615) 373-5310
- - --------------------------------------------------------------------------------
              Registrant's telephone number, including area code


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes

[ ] No

  At October 31, 1994, 10,479,975 shares of the common stock of the Registrant were outstanding.

================================================================================

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                        Quarterly Report on Form 10-Q
                   For the Quarter Ended September 30, 1994


                               Table of Contents

  Item                                                                                       Page
 Number                         PART I -- FINANCIAL INFORMATION                             Number
 ------                                                                                     ------
   1       Financial Statements:
             Consolidated Statements of Income (Unaudited) for the Three, Nine and
               Twelve Months Ended September 30, 1994 and September 30, 1993.                  3

             Consolidated Statements of Cash Flows (Unaudited) for the Three, Nine
               and Twelve Months Ended September 30, 1994 and September 30, 1993.              4

             Consolidated Balance Sheets at September 30, 1994 (Unaudited)                     5
               and December 31, 1993.

             Consolidated Statements of Capitalization at September 30, 1994
               (Unaudited) and December 31, 1993.                                              6

             Notes to Consolidated Financial Statements.                                       7

   2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                                        9

                                  PART II -- OTHER INFORMATION

   1       Legal Proceedings.                                                                 13

   6       Exhibits and Reports on Form 8-K.                                                  13

           List of Exhibits.                                                                  14

           Signature                                                                          15

              11.01   Computation of Common Stock Earnings Per Share.                         16

              12.01   Computation of Ratio of Consolidated Earnings To Fixed Charges          17

              27.01   Financial Data Schedule                                                 18

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                             Three Months Ended        Nine Months Ended       Twelve Months Ended
                                                                September 30,            September 30,            September 30,
                                                            --------------------    ----------------------    ---------------------
(Unaudited, in thousands, except per share amounts)           1994        1993         1994         1993         1994       1993
                                                              ----        ----         ----         ----         ----       ----
Operating Revenues.........................................$  34,143   $  31,838    $  206,686   $ 197,242    $  296,951  $ 290,548
   Natural gas cost........................................   20,167      18,596       130,202     123,263       187,947    184,456
                                                           ---------   ---------    ----------   ---------    ----------  ---------
Operating Margin...........................................   13,976      13,242        76,484      73,979       109,004    106,092
                                                           ---------   ---------    ----------   ---------    ----------  ---------
Other Operating Expenses:
   Operations and maintenance..............................   13,790      14,145        43,434      43,190        57,167     58,345
   Depreciation and amortization...........................    3,568       3,310        10,502       9,727        13,878     11,860
   Federal and state income taxes..........................   (3,744)     (3,990)        1,163       1,165         3,472      4,304
   Other taxes.............................................    2,503       2,258         8,060       7,652        10,694     10,230
                                                           ---------   ---------    ----------   ---------    ----------  ---------
     Total other operating expenses........................   16,117      15,723        63,159      61,734        85,211     84,739
                                                           ---------   ---------    ----------   ---------    ----------  ---------
Operating Income (Loss)....................................   (2,141)     (2,481)       13,325      12,245        23,793     21,353
                                                           ---------   ---------    ----------   ---------    ----------  ---------
Other Income (Loss):
   Operations of UCG Energy Corporation-
      Revenues.............................................    8,284       9,222        28,010      27,392        39,527     37,785
      Operating expenses...................................    6,588       7,451        20,879      20,463        29,200     27,773
      Interest expense.....................................      184         214           570         653           966        872
      Depreciation and amortization........................      870         859         2,606       2,583         3,489      3,387
      Federal and state income taxes.......................      243         276         1,500       1,009         2,326      1,789
                                                           ---------   ---------    ----------   ---------    ----------  ---------
                                                                 399         422         2,455       2,684         3,546      3,964
                                                           ---------   ---------    ----------   ---------    ----------  ---------
   Operations of United Cities Gas Storage Company.........      128         118           354         320           503        371
                                                           ---------   ---------    ----------   ---------    ----------   --------
   Other income (loss), net................................      (52)        154          (177)         38            27        128
                                                           ---------   ---------    ----------   ---------    ----------   --------
Income (Loss) Before Interest Charges......................   (1,666)     (1,787)       15,957      15,287        27,869     25,816
                                                           ---------   ---------    ----------   ---------    ----------   --------
Interest Charges:
   Interest on long-term debt..............................    3,066       3,176         9,283       9,581        12,458     12,635
   Other interest charges..................................      478         207           968         654         2,607      1,280
                                                           ---------   ---------    ----------   ---------    ----------  ---------
     Total interest charges................................    3,544       3,383        10,251      10,235        15,065     13,915
                                                           ---------   ---------    ----------   ---------    ----------  ---------

Net Income (Loss)..........................................   (5,210)     (5,170)        5,706       5,052        12,804     11,901

Preferred and Preference Stock Dividends...................     -           -             -             30          -            48
                                                           ---------   ---------    ----------   ---------    ----------  ---------

Common Stock Earnings (Loss)...............................$  (5,210)  $  (5,170)   $    5,706   $   5,022    $   12,804  $  11,853
                                                           =========   =========    ==========   =========    ==========  =========

Common Stock Earnings (Loss) Per Share.....................$   (0.50)  $   (0.50)   $     0.55   $    0.49    $     1.24  $    1.17
                                                           =========   =========    ==========   =========    ==========  =========

Average Number of Common Shares Outstanding................   10,407      10,248        10,370      10,167        10,349     10,132
                                                           =========   =========    ==========   =========    ==========  =========

Common Stock Dividends Per Share...........................$     .25   $    .245    $      .75   $    .735    $     1.00  $     .98
                                                           =========   =========    ==========   =========    ==========  =========

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended    Nine Months Ended   Twelve Months Ended
                                                                       September 30,         September 30,       September 30,
                                                                   ---------------------  ------------------- -------------------
(Unaudited, in thousands)                                             1994        1993        1994      1993      1994      1993
Cash Flows from Operating Activities:
    Net income (loss)..............................................$ (5,210)  $  (5,170)  $   5,706 $   5,052 $  12,804 $  11,901
                                                                   --------   ---------   --------- --------- --------- ---------
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization................................   4,562       4,305      13,421    12,735    17,816    15,771
      Deferred taxes...............................................     (72)       (192)       (216)     (210)      605     1,926
      Investment tax credits, net..................................     (92)        (93)       (277)     (280)     (371)     (378)
      Loss (gain) on sale of assets................................       4           2          (3)       17         2        35
      Changes in current assets and current liabilities:
        Receivables................................................   2,596       4,583      33,246    35,196    (2,398)      929
        Materials and supplies.....................................     308         (75)        (91)      108       558       332
        Gas in storage.............................................  (9,031)     (8,038)     (4,018)  (10,867)  (11,792)   (9,546)
        Gas costs to be billed in the future.......................  (2,459)     (2,609)     (5,528)   (2,775)   (4,924)   (3,510)
        Prepayments and other......................................     (12)        658         105      (296)     (143)        1
        Accounts payable...........................................  (4,714)        782     (18,938)  (10,920)    1,888     2,529
        Customer deposits and advance payments.....................   4,064       2,770         712      (407)    2,659      (703)
        Accrued interest...........................................   2,538       2,234       1,351     2,380       (95)      337
        Supplier refunds due customers.............................  (1,684)     (3,307)      1,116      (631)   (2,412)      312
        Accrued taxes..............................................  (2,786)     (5,338)        324    (9,712)    2,615    (7,881)
        Other, net.................................................    (965)     (2,305)       (427)    3,615    (1,543)    7,947
                                                                   --------   ---------   --------- --------- --------- ---------
          Total adjustments........................................  (7,743)     (6,623)     20,777    17,953     2,465     8,101
                                                                   --------   ---------   --------- --------- --------- ---------
            Net cash provided by (used in) operating activities.... (12,953)    (11,793)     26,483    23,005    15,269    20,002
                                                                   --------   ---------   --------- --------- --------- ---------

Cash Flows from Investing Activities:
    Additions to property - utility................................  (8,590)     (7,119)    (22,616)  (19,948)  (29,698)  (26,058)
    Additions to property - non-utility............................  (1,193)       (681)     (2,639)   (3,172)   (3,404)   (3,892)
                                                                   --------   ---------   --------- --------- --------- ---------
            Net cash used in investing activities..................  (9,783)     (7,800)    (25,255)  (23,120)  (33,102)  (29,950)
                                                                   --------   ---------   --------- --------- --------- ---------

Cash Flows from Financing Activities:
    Short-term borrowings - net....................................  24,209       3,590      11,966     3,590    31,239     1,996
    Proceeds from issuance of long-term debt.......................    -           -           -          150      -       17,150
    Proceeds from issuance of common stock.........................     385         361       1,010     1,439     1,520     1,667
    Long-term debt retirements.....................................  (1,476)       (847)     (7,154)   (4,333)   (7,399)   (4,716)
    Dividends paid.................................................  (2,289)     (2,229)     (6,853)   (6,672)   (9,128)   (8,885)
    Redemption of preferred stock..................................    -           -           -         (106)     -         (106)
                                                                   --------   ---------   --------- --------- --------- ---------
            Net cash provided by (used in) financing activities....  20,829         875      (1,031)   (5,932)   16,232     7,106
                                                                   --------   ---------   --------- --------- --------- ---------

Net Increase (Decrease) in Cash and Temporary Investments..........  (1,907)    (18,718)        197    (6,047)   (1,601)   (2,842)
Cash and Temporary Investments at Beginning of Period..............   2,902      21,314         798     8,643     2,596     5,438
                                                                   --------   ---------   --------- --------- --------- ---------
Cash and Temporary Investments at End of Period....................$    995   $   2,596   $     995 $   2,596 $     995 $   2,596
                                                                   ========   =========   ========= ========= ========= =========

Cash Paid During the Period for:
    Interest, net of amounts capitalized...........................$  1,418   $   1,746   $  10,186 $   9,250 $  17,063 $  15,458
                                                                   ========   =========   ========= ========= ========= =========
    Income taxes...................................................$    154   $   4,303   $   3,016 $  11,344 $   3,630 $  12,020
                                                                   ========   =========   ========= ========= ========= =========
Noncash Investing and Financing Activities:
    Dividends reinvested...........................................$    312   $     283   $     923 $     834 $   1,219 $   1,097
                                                                   ========   =========   ========= ========= ========= =========

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        September 30,  December 31,
(In thousands)                                                              1994          1993
                                                                        ------------  ------------
ASSETS                                                                    (Unaudited)
   Utility Plant:
       Plant in service, at cost........................................$    395,398  $   374,205
         Less-accumulated depreciation..................................     137,113      127,856
                                                                        ------------  -----------
                                                                             258,285      246,349
                                                                        ------------  -----------
   Non-Utility Property:
       Property, plant, and equipment...................................      70,657       68,082
         Less-accumulated depreciation..................................      21,769       19,843
                                                                        ------------  -----------
                                                                              48,888       48,239
                                                                        ------------  -----------
   Current Assets:
       Cash and temporary investments...................................         995          798
       Receivables, less allowance for uncollectible accounts
         of $1,141 in 1994 and $1,150 in 1993...........................      17,116       50,362
       Materials and supplies...........................................       5,464        5,373
       Gas in storage...................................................      30,001       25,983
       Gas costs to be billed in the future.............................      13,574        8,046
       Prepayments and other............................................       2,948        3,053
                                                                        ------------  -----------
                                                                              70,098       93,615
                                                                        ------------  -----------
   Deferred Charges:
       Unamortized debt discount and expense, net.......................       2,630        2,788
       Non-compete agreements, net......................................       3,519        3,952
       Deferred system improvement costs, net...........................       1,578        2,036
       Other deferred charges...........................................       5,019        4,541
                                                                        ------------  -----------
                                                                              12,746       13,317
                                                                        ------------  -----------
                                                                        $    390,017  $   401,520
                                                                        ============  ===========
CAPITALIZATION AND LIABILITIES
   Capitalization:
       Common stock equity..............................................$    111,751  $   111,888
       Long-term debt...................................................     145,046      151,843
                                                                        ------------  -----------
                                                                             256,797      263,731
                                                                        ------------  -----------
   Current Liabilities:
       Current portion of long-term obligations.........................       6,045        6,402
       Notes payable....................................................      34,829       22,863
       Accounts payable for gas costs...................................      15,933       33,271
       Other accounts payable...........................................       2,739        4,339
       Accrued taxes....................................................       4,210        3,886
       Customer deposits and advance payments...........................      12,695       11,983
       Accrued interest.................................................       5,808        4,457
       Supplier refunds due customers...................................       5,330        4,214
       Other............................................................       7,889        7,630
                                                                        ------------  -----------
                                                                              95,478       99,045
                                                                        ------------  -----------
   Deferred Credits:
       Accumulated deferred income tax..................................      22,985       23,142
       Deferred investment tax credits..................................       4,738        5,015
       Income taxes due customers.......................................       6,401        6,617
       Other............................................................       3,618        3,970
                                                                        ------------  -----------
                                                                              37,742       38,744
                                                                        ------------  -----------
                                                                        $    390,017  $   401,520
                                                                        ============  ===========

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION




                                                                          September 30,         December 31,
(In thousands, except share amounts)                                          1994                 1993
                                                                        ------------------  -------------------
Common Stock Equity:                                                       (Unaudited)
    Common stock without par value, authorized
      40,000,000 shares, outstanding 10,434,413 in
      1994 and 10,314,026 in 1993.......................................$  69,039           $   67,106
    Capital surplus.....................................................   22,462               22,462
    Retained earnings...................................................   20,250               22,320
                                                                        ---------           ----------
      Total common stock equity.........................................  111,751    43.5%     111,888    42.4%
                                                                        ---------  -------  ----------  -------

Long-Term Debt:
    First mortgage bonds ...............................................  129,000              133,955
    Senior secured storage term notes due in
       installments through 2007........................................   10,555               10,895
    Rental property adjustable rate term notes due in
       installments through 1999........................................    9,786                9,043
    Other long-term obligations due in installments through 2013........    1,750                4,352
                                                                        ---------           ----------
                                                                          151,091              158,245
        Less-current requirements.......................................    6,045                6,402
                                                                        ---------           ----------
        Total long-term debt, excluding amounts due within one year.....  145,046    56.5%     151,843    57.6%
                                                                        ---------  -------  ----------  -------

Total Capitalization....................................................$ 256,797   100.0%  $  263,731   100.0%
                                                                        =========  =======  ==========  =======

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

    The Company's business is seasonal in nature resulting in greater earnings during the winter months. The results of operations for the three month and nine month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

     The Company was named, along with 17 other defendants, in a class action, anti-trust case filed March 5, 1993 in the United States District Court for the Eastern District of Tennessee, Knoxville Division (the Court). This action involves alleged price-fixing in the 1980's in eastern Tennessee by Holston Oil Co., Inc. (Holston), which at the time of the alleged events was a wholly-owned subsidiary of Tennessee-Virginia Energy Corporation (TVEC). Subsequent to the alleged events and prior to TVEC's merger with the Company in 1986, TVEC sold the common stock of Holston to an unrelated party. The Company has filed a Motion for Summary Judgment with regard to the entire matter and is awaiting the Court's ruling. The Court denied the plaintiffs' class certification motions, but granted the plaintiffs the right to pursue individual claims against the defendants, including the Company. The Tennessee attorney general has also filed a motion for class certification on behalf of all business in the east Tennessee area. The Company has or will file a Motion for Summary Judgment with regard to each claim filed. The matter is at the early stages of discovery and management cannot predict the outcome. The Company intends to vigorously defend this matter.

     The Company is the owner or previous owner of manufactured gas plant sites which were used to supply gas prior to the availability of natural gas. Manufactured gas was an inexpensive source of fuel for lighting and heating nationwide. As a result of the gas manufacturing process, certain by-products and waste materials, including coal-tar, were produced and may have been accumulated at the plant sites. This was an acceptable and satisfactory process at the time of operations. Under current environmental protection laws and regulations, the Company may be responsible for response action with respect to such materials, if response action is necessary.

     The Company identified a site in Columbus, Georgia, and along with other responsible parties, has performed response action. The Company's share of response action costs at this site totaled approximately $1,324,000. Of the amount, $1,275,000 was requested and approved to be recovered over a three year period in rates which were effective November, 1992. The approved amount did not include carrying costs on the deferred balance. The Company will request and expects approval to recover the remaining costs in its next rate proceeding in Georgia.

     The Company has joined with three other potentially responsible parties
(PRPs) to fund a remedial investigation and feasibility study of a site in Keokuk, Iowa. The Company has incurred costs totaling $125,000 and has, based on available current information, accrued an additional $644,000 for its share of possible remedial action. The Company has deferred these costs and expects approval for recovery in its next rate proceeding in Iowa. The Company has estimated that it could be responsible for additional costs, if certain conditions exist, of up to $731,000 related to its share of remedial action at this site.

     The Company owns or may be the successor in interest to the previous owner of four additional former manufactured gas plant sites. The Company is unaware of any information which suggests that these sites give rise to a present environmental risk as a result of the manufactured gas process or that any response action will be necessary. Accordingly, the Company has not accrued any liabilities associated with these four sites.

     Pursuant to the Tennessee Petroleum Underground Storage Tank Act (the
Act), the Company is required to upgrade or remove certain underground storage tanks (USTs) situated in Tennessee before December 22, 1994. As of September 30, 1994, the Company has identified six USTs in this category in Tennessee and has incurred $7,000 and has, based on available current information, accrued an additional $70,000 for the upgrade or removal of these USTs. The Company has estimated that it may incur, if certain conditions exist requiring corrective action, additional costs of up to $380,000 to bring the sites into compliance with the Act. On October 4, 1994, the Tennessee Public Service Commission granted the Company permission to defer, until its next rate case, all costs incurred in connection with complying with the Act. In addition, the Company expects to recover a portion of the corrective action costs from the State of Tennessee Trust Fund for all of the UST sites in Tennessee.

     The Company has received a proposed Consent Order from the Kansas Department of Health and Environment (KDHE) regarding mercury contamination at gas pipeline sites. The KDHE has identified the need to investigate gas industry activities which utilize mercury equipment in Kansas. The Company is cooperating with the KDHE in preparing a Consent Order and a Work Plan for the remediation of mercury contamination at any site which is identified as exceeding the KDHE's established acceptable concentration levels. The Company has identified approximately 720 meter sites where mercury may have been used and has, based on available current information, accrued and deferred for recovery $280,000 as of September 30, 1994 for the investigation of these sites. The Company has estimated that it may incur an additional amount of up to $4,100,000 over the next seven years in responding to a future administrative order for those sites, if any, that exceed the KDHE's established acceptable concentration levels. Based on a recent decision by the Kansas State Corporation Commission concerning the recovery of costs associated with the remediation of a manufactured gas plant site, the Company expects recovery of the costs involved in the investigation and remediation of the mercury meter sites in Kansas.

     Management expects that expenditures related to response action at any site will be recovered through rates or insurance, or shared among other PRPs. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations or financial condition of the Company.

     The Company has discovered defective polyethylene piping installed in certain of its service areas and has notified both the manufacturers and state regulatory commissions. An independent laboratory is conducting a study of the matter at the request of the gas industry and the Company continues to investigate the issue. The Company is unable to predict the extent of the problem or the expense which will be incurred to repair the defective piping but anticipates paying the cost as a normal maintenance expense and recovering such cost through the rate-making process.

     On October 19, 1994, UCG Energy Corporation (UCG Energy), a wholly owned subsidiary of the Company, signed a letter of intent to acquire a 45% interest in a limited liability company that would be formed by Woodward Marketing Inc., and its two shareholders. Woodward Marketing, Inc., is a Texas corporation providing gas marketing services to industrial customers, municipalities and local distribution companies. In exchange for the acquired interest, Woodward Marketing, Inc., would receive $5,000,000 in the Company's common stock and $750,000 in cash. Other conditions outlined in the acquisition proposal include the transfer of gas contracts from UCG Energy to the newly formed limited liability company, as well as the potential payment of $1,000,000 to be paid over a five-year period if certain earnings targets are met. The proposed acquisition is subject to the completion of a definitive purchase agreement and approval by various regulatory authorities as to the issuance of common stock. The targeted completion date for the transaction is on or before December 31, 1994.

     In 1991, the Illinois Commerce Commission ordered the Company to refund approximately $260,000 related to the reconciliation of the Purchased Gas Adjustment recovery mechanism for 1988. The Company filed an appeal with the Appellate Court of Illinois which in September, 1992, issued a decision upholding the commission's decision. The Company filed an appeal with the Illinois Supreme Court which in September, 1994, upheld the commission's and lower court's decision. The Company has asked for rehearing of this decision. The Company was granted a stay of the commission's order by the Appellate Court, including the refund obligation, pending the outcome of the appeal process. In management's opinion, the outcome of the appeal process will not have a material effect on the results of operations or financial condition of the Company.

     Certain reclassifications were made conforming prior year's financial statements with 1994 financial statement presentation.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

      OVERVIEW

          The Company's 1994 third quarter common stock loss was $5,210,000 compared to the third quarter 1993 loss of $5,170,000. The loss per common share was $.50 for the third quarter in both 1994 and 1993. The common stock earnings for the first nine months of 1994 were $5,706,000 compared to $5,022,000 in 1993. Common stock earnings per share increased from $.49 in the nine month period in 1993 to $.55 in 1994 on an additional 203,000 average number of shares outstanding. Common stock earnings for the twelve month period ended September 30, 1994 were $12,804,000 compared to $11,853,000 for the twelve month period ended September 30, 1993. Common stock earnings per share increased from $1.17 in the twelve month period in 1993 to $1.24 in the twelve month period in 1994. Average number of shares outstanding increased by 217,000 for the twelve month period ended September 30, 1994.

          The following table summarizes certain information regarding the operation of each segment of the Company's business for the periods ended September 30:

                                             Three Months Ended      Nine Months Ended        Twelve Months Ended
                                            --------------------   ----------------------   ----------------------
      (Unaudited, in thousands)                1994        1993        1994        1993        1994        1993
                                               ----        ----        ----        ----        ----        ----
      Operating Revenues:
      Utility...............................$  34,143   $ 31,838   $  206,686   $ 197,242   $  296,951   $ 290,548
                                            ---------   --------   ----------   ---------   ----------   ---------
      Subsidiaries:
        UCG Energy Corporation-
          Propane Division...................   3,776      3,426       14,858      12,343       20,719      17,771
          Rental Division....................   1,568      1,650        4,826       4,964        6,494       6,779
          Utility Services Division..........   2,940      4,146        8,326      10,085       12,314      13,235
                                            ---------   --------   ----------   ---------   ----------   ---------
            Total UCG Energy Corporation.....   8,284      9,222       28,010      27,392       39,527      37,785
        United Cities Gas Storage Company....   1,073      1,490        5,830       6,278        8,388       8,808
                                            ---------   --------   ----------   ---------   ----------   ---------
            Total Subsidiaries...............   9,357     10,712       33,840      33,670       47,915      46,593
                                            ---------   --------   ----------   ---------   ----------   ---------
      Total Revenues........................$  43,500   $ 42,550   $  240,526   $ 230,912   $  344,866   $ 337,141
                                            =========   ========   ==========   =========   ==========   =========

      Common Stock Earnings (Loss):
      Utility...............................$  (5,737)  $ (5,710)  $    2,897   $   2,018   $    8,755   $   7,518
                                            ---------   --------   ----------   ---------   ----------   ---------
      Subsidiaries:
        UCG Energy Corporation-
          Propane Division...................    (250)      (192)         448         432        1,026         905
          Rental Division....................     500        469        1,521       1,851        1,840       2,488
          Utility Services Division..........     149        145          486         401          680         571
                                            ---------   --------   ----------   ---------   ----------   ---------
            Total UCG Energy Corporation.....     399        422        2,455       2,684        3,546       3,964
        United Cities Gas Storage Company....     128        118          354         320          503         371
                                            ---------   --------   ----------   ---------   ----------   ---------
            Total Subsidiaries...............     527        540        2,809       3,004        4,049       4,335
                                            ---------   --------   ----------   ---------   ----------   ---------
      Total Common Stock Earnings (Loss)....$  (5,210)  $ (5,170)  $    5,706   $   5,022   $   12,804   $  11,853
                                            =========   ========   ==========   =========   ==========   =========

      OPERATING RESULTS-UTILITY

           The utility loss increased slightly for the third quarter and utility income increased by $879,000 and $1,237,000, respectively, for the nine and twelve month periods in 1994 from the comparable 1993 periods due predominantly to the factors mentioned below:

           The operating margin increased from $13,242,000 in the third quarter of 1993 to $13,976,000 in the third quarter of 1994. The operating margin for the nine month period ended September 30, 1994 was $76,484,000 compared to $73,979,000 for the same period in 1993, and the margin increased $2,912,000 to $109,004,000 for the twelve months ended September 30, 1994. The increase in margin in all periods can be attributed to volumes sold to an increased number of residential and commercial natural gas customers and the Palmyra acquisition in March 1994. In addition, the increased margin in the nine and twelve month periods reflects rate increases in certain jurisdictions and the additional revenues from certain interruptible customers who did not go off the Company's system when curtailed during the extremely cold weather in the first quarter of 1994.

Item 2. Continued

           Operations and maintenance expenses other than natural gas cost decreased $355,000 for the third quarter and increased $244,000 for the nine month period ended September 30, 1994. Operations and maintenance expenses for the twelve month period ended September 30, 1994 decreased $1,178,000. This decrease reflects the December, 1992 adjustment to expense the difference in the approved amount of system improvement costs in Kansas and the amount previously deferred.

           Depreciation and amortization expense increased in the third quarter, nine and twelve month periods primarily due to depreciation expense on additional plant in service. Interest expense increased slightly in the quarter and nine month periods. Interest expense increased $1,150,000 in the twelve month period primarily as a result of interest assessed on additional income taxes related to the 1993 settlement of the Internal Revenue Service audit.

          The table below reflects operating revenues, gas sales volumes and weather data for the periods ended September 30:

      OPERATING STATISTICS-UTILITY

                                             Three Months Ended      Nine Months Ended        Twelve Months Ended
                                            --------------------   ----------------------   ----------------------
      (Unaudited, in thousands)                1994        1993        1994        1993        1994        1993
                                               ----        ----        ----        ----        ----        ----
      Operating Revenues:
        Residential.........................$  10,574   $  9,934   $   93,306   $  89,254   $  138,908   $ 133,984
        Commercial...........................   7,901      7,080       54,429      50,697       78,093      76,035
        Industrial...........................  14,264     13,199       52,730      49,527       71,158      70,049
        Transportation.......................   1,389      1,494        4,725       5,142        6,507       6,931
        Other Revenues.......................      15        131        1,496       2,622        2,285       3,549
                                            ---------   --------   ----------   ---------   ----------   ---------
           Total Operating Revenues.........$  34,143   $ 31,838   $  206,686   $ 197,242   $  296,951   $ 290,548
                                            =========   ========   ==========   =========   ==========   =========
      Gas Sales (Mcf):
        Residential..........................   1,318      1,269       14,871      15,049       22,876      22,628
        Commercial...........................   1,547      1,412       10,107       9,773       14,770      14,340
        Industrial-
          Firm...............................   1,607      1,335        6,143       5,369        8,283       7,342
          Interruptible......................   2,602      2,622        8,028       8,606       11,083      11,726
                                            ---------   --------   ----------   ---------   ----------   ---------
                                                7,074      6,638       39,149      38,797       57,012      56,036
                                            =========   ========   ==========   =========   ==========   =========
      Transported Volumes (Mcf)..............   2,902      2,686        8,813       8,851       11,844      11,588
                                            =========   ========   ==========   =========   ==========   =========

      Weather Data-colder (warmer)
        than normal*.........................   **          **         (3.5%)        2.1%        (.7%)        1.4%
                                            =========   ========   ==========   =========   ==========   =========

      *Based on system weighted average. Data for 1994 is preliminary. **Not meaningful for third quarter.

      OPERATING RESULTS-SUBSIDIARIES

           Revenues of UCG Energy Corporation (UCG Energy) decreased $938,000 from the third quarter ended September 30, 1993 and increased $618,000 and $1,742,000 from the nine and twelve month periods then ended. The propane division's revenues increased from the third quarter, nine and twelve month periods ended September 30, 1993 due to additional propane volumes sold during those periods. The utility services division's revenues decreased in all periods from 1993 predominantly due to decreased brokerage sales to certain industrial customers, local distribution companies and others. Utility services' distribution sales of American Meter Company and other companies' products were lower during the nine and twelve month periods than comparative periods in 1993. The rental division's revenues decreased in all periods from last year due to lower rental rates on new rental units placed into service and the retirement of certain rental units at higher rental rates.

           Expenses of UCG Energy, including cost of sales, decreased $863,000 from the third quarter ended September 30, 1993 and increased $416,000 and $1,427,000 from the nine and twelve month periods then ended. Expenses increased in all periods in the propane division primarily due to the cost of additional volumes sold, normal increases in operating expenses, the acquisition of High Country Propane, Inc. in Boone, NC and the acquisition of Hurley's Propane Gas in Morristown, TN. Expenses in the utility services division decreased in all periods from 1993 due to lower sales levels.

Item 2. Continued

           UCG Energy's net income for the third quarter, nine and twelve month periods ended September 30, 1994 was $399,000, $2,455,000 and $3,546,000,
      respectively. This represents a decrease of $23,000, $229,000 and $418,000, respectively, from comparative periods ended September 30, 1993. The decrease in the third quarter is principally due to increased expenses in the propane division. The decrease in the nine and twelve month periods is primarily the result of the cumulative effect of a change in accounting principle that resulted from the adoption in 1993 of Statement No. 109 "Accounting for Income Taxes" issued by the Financial Accounting Standards Board. The effect of the implementation of the statement amounted to approximately $443,000 in 1993.

           United Cities Gas Storage Company had net income for the three, nine and twelve month periods of $128,000, $354,000 and $503,000, respectively, as compared to $118,000, $320,000 and $371,000 for the same periods in 1993. The revenues of the subsidiary were primarily derived from natural gas storage services and natural gas provided to United Cities Gas Company.

      FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           Total cash used in operations for the three month period ended September 30, 1994 was $12,953,000. Total cash provided by operations for the nine and twelve month periods ended September 30, 1994 was $26,483,000 and $15,269,000, respectively. The financing activities of all periods reflect the retirement of long-term debt, dividend payments and the net activity of short-term borrowings.

           The Company has authorized as of September 30, 1994, specific purchases and construction projects amounting to $22,174,000 of its 1994 utility capital budget of $28,200,000 and $3,069,000 of its non-utility capital budget of $3,400,000. The Company anticipates incurring capital expenditures of approximately $32,000,000 for each of 1995, 1996 and 1997. In addition, the Company is constructing a twenty-eight mile main which will connect two of its distribution systems in Middle Tennessee. The project has an estimated cost of approximately $8,200,000 and is scheduled to be completed by the fall heating season of 1995. As of September 30, 1994, capital expenditures of $4,537,000 had been authorized related to this project.

           The Company was named, along with 17 other defendants, in a class action, anti-trust case filed March 5, 1993 in the United States District Court for the Eastern District of Tennessee, Knoxville Division (the Court). This action involves alleged price-fixing in the 1980's in eastern Tennessee by Holston Oil Co., Inc. (Holston), which at the time of the alleged events was a wholly-owned subsidiary of Tennessee-Virginia Energy Corporation (TVEC). Subsequent to the alleged events and prior to TVEC's merger with the Company in 1986, TVEC sold the common stock of Holston to an unrelated party. The Company has filed a Motion for Summary Judgment with regard to the entire matter and is awaiting the Court's ruling. The Court denied the plaintiffs' class certification motions, but granted the plaintiffs the right to pursue individual claims against the defendants, including the Company. The Tennessee attorney general has also filed a motion for class certification on behalf of all business in the east Tennessee area. The Company has or will file a Motion for Summary Judgment with regard to each claim filed. The matter is at the early stages of discovery and management cannot predict the outcome. The Company intends to vigorously defend this matter.

           The Company is the owner or previous owner of manufactured gas plant sites which were used to supply gas prior to the availability of natural gas. Manufactured gas was an inexpensive source of fuel for lighting and heating nationwide. As a result of the gas manufacturing process, certain by-products and waste materials, including coal-tar, were produced and may have been accumulated at the plant sites. This was an acceptable and satisfactory process at the time of operations. Under current environmental protection laws and regulations, the Company may be responsible for response action with respect to such materials, if response action is necessary.

           The Company identified a site in Columbus, Georgia, and along with other responsible parties, has performed response action. The Company's share of response action costs at this site totaled approximately $1,324,000. Of the amount, $1,275,000 was requested and approved to be recovered over a three year period in rates which were effective November, 1992. The approved amount did not include carrying costs on the deferred balance. The Company will request and expects approval to recover the remaining costs in its next rate proceeding in Georgia.

           The Company has joined with three other potentially responsible parties (PRPs) to fund a remedial investigation and feasibility study of a site in Keokuk, Iowa. The Company has incurred costs totaling $125,000 and has, based on available current information, accrued an additional $644,000 for its share of possible remedial action. The Company has deferred these costs and expects approval for recovery in its next rate proceeding in Iowa. The Company has estimated that it could be responsible for additional costs, if certain conditions exist, of up to $731,000 related to its share of remedial action at this site.

Item 2. Continued

           The Company owns or may be the successor in interest to the previous owner of four additional former manufactured gas plant sites. The Company is unaware of any information which suggests that these sites give rise to a present environmental risk as a result of the manufactured gas process or that any response action will be necessary. Accordingly, the Company has not accrued any liabilities associated with these four sites.

           Pursuant to the Tennessee Petroleum Underground Storage Tank Act (the Act), the Company is required to upgrade or remove certain underground storage tanks (USTs) situated in Tennessee before December 22, 1994. As of September 30, 1994, the Company has identified six USTs in this category in Tennessee and has incurred $7,000 and has, based on available current information, accrued an additional $70,000 for the upgrade or removal of these USTs. The Company has estimated that it may incur, if certain conditions exist requiring corrective action, additional costs of up to $380,000 to bring the sites into compliance with the Act. On October 4, 1994, the Tennessee Public Service Commission granted the Company permission to defer, until its next rate case, all costs incurred in connection with complying with the Act. In addition, the Company expects to recover a portion of the corrective action costs from the State of Tennessee Trust Fund for all of the UST sites in Tennessee.

           The Company has received a proposed Consent Order from the Kansas Department of Health and Environment (KDHE) regarding mercury contamination at gas pipeline sites. The KDHE has identified the need to investigate gas industry activities which utilize mercury equipment in Kansas. The Company is cooperating with the KDHE in preparing a Consent Order and a Work Plan for the remediation of mercury contamination at any site which is identified as exceeding the KDHE's established acceptable concentration levels. The Company has identified approximately 720 meter sites where mercury may have been used and has, based on available current information, accrued and deferred for recovery $280,000 as of September 30, 1994 for the investigation of these sites. The Company has estimated that it may incur an additional amount of up to $4,100,000 over the next seven years in responding to a future administrative order for those sites, if any, that exceed the KDHE's established acceptable concentration levels. Based on a recent decision by the Kansas State Corporation Commission concerning the recovery of costs associated with the remediation of a manufactured gas plant site, the Company expects recovery of the costs involved in the investigation and remediation of the mercury meter sites in Kansas.

           Management expects that expenditures related to response action at any site will be recovered through rates or insurance, or shared among other PRPs. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations or financial condition of the Company.

           The Company has discovered defective polyethylene piping installed in certain of its service areas and has notified both the manufacturers and state regulatory commissions. An independent laboratory is conducting a study of the matter at the request of the gas industry and the Company continues to investigate the issue. The Company is unable to predict the extent of the problem or the expense which will be incurred to repair the defective piping but anticipates paying the cost as a normal maintenance expense and recovering such cost through the rate-making process.

           On October 19, 1994, UCG Energy Corporation (UCG Energy), a wholly owned subsidiary of the Company, signed a letter of intent to acquire a 45% interest in a limited liability company that would be formed by Woodward Marketing, Inc., and its two shareholders. Woodward Marketing, Inc., is a Texas corporation providing gas marketing services to industrial customers, municipalities and local distribution companies. In exchange for the acquired interest, Woodward Marketing, Inc., would receive $5,000,000 in the Company's common stock and $750,000 in cash. Other conditions outlined in the acquisition proposal include the transfer of gas contracts from UCG Energy to the newly formed limited liability company, as well as the potential payment of $1,000,000 to be paid over a five-year period if certain earnings targets are met. The proposed acquisition is subject to the completion of a definitive purchase agreement and approval by various regulatory authorities as to the issuance of common stock. The targeted completion date for the transaction is on or before December 31, 1994.

           In 1991, the Illinois Commerce Commission ordered the Company to refund approximately $260,000 related to the reconciliation of the Purchased Gas Adjustment recovery mechanism for 1988. The Company filed an appeal with the Appellate Court of Illinois which in September, 1992, issued a decision upholding the commission's decision. The Company filed an appeal with the Illinois Supreme Court which in September, 1994, upheld the commission's and lower court's decision. The Company has asked for rehearing of this decision. The Company was granted a stay of the commission's order by the Appellate Court, including the refund obligation, pending the outcome of the appeal process. In management's opinion, the outcome of the appeal process will not have a material effect on the results of operations or financial condition of the Company.

           The Company believes its short-term lines of credit are sufficient to meet anticipated short-term requirements. At September 30, 1994, the Company had $84,000,000 in short-term lines of credit, including master and banker's acceptance notes, bearing interest primarily at the lesser of prime or a negotiated rate during the term of each borrowing. At September 30, 1994, $34,829,000 was outstanding under these arrangements.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

                 For The Three Months Ended September 30, 1994

Item 1.  Legal Proceedings.

         See December 31, 1993 Form 10-K


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits-See list of Exhibits on page 14 hereof.

         (b)  Reports on Form 8-K.
                 None

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                               LIST OF EXHIBITS

 11.01   Computation of Common Stock Earnings Per Share.  (Page 16).

 12.01   Computation of Ratio of Consolidated Earnings to Fixed Charges.
         (Page 17).

 27.01   Financial Data Schedule.  (Page 18). (For the SEC use only)

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                   Signature





  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            UNITED CITIES GAS COMPANY




                                        /s/ James B. Ford
                                        ---------------------------------------
                                            James B. Ford
                                            Senior Vice President and Treasurer
                                             and Chief Financial Officer
                                            On behalf of the Registrant

Date:  November 9, 1994