Form 10-K
period 1994-12-31
UNITED CITIES GAS CO
filed 1995-03-21
CIK 101105

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

(MARK ONE)
    /X/                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994                     COMMISSION FILE NUMBER 0-1284
                                                  OR
    / /                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       FOR THE TRANSITION PERIOD FROM              TO

                           UNITED CITIES GAS COMPANY
             (Exact name of registrant as specified in its charter)

                               ------------------

           ILLINOIS & VIRGINIA                                    36-1801540
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                           Identification No.)
                                     ------------------
    5300 MARYLAND WAY, BRENTWOOD, TN                                 37027
(Address of principal executive offices)                          (Zip Code)

       Registrant's Telephone Number, including area code: (615) 373-5310 Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                                              NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                                        WHICH REGISTERED
        -------------------                                   -------------------------
               None                                                      None


          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, without par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES /X/     NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.) $163,317,480 (As of February 28, 1995). Excludes shares owned by Directors and Officers (282,509) who might be deemed affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

            Common Stock 10,693,185 shares (As of February 28, 1995)

                               ------------------

     DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(B) OR
(C) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.) PART III, PROXY STATEMENT (EXCEPT FOR THE REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS AND THE PERFORMANCE GRAPH).

                 A LIST OF EXHIBITS APPEARS ON PAGE 54 HEREOF.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                TABLE OF CONTENTS

 ITEM NO.                                            CAPTION                                          PAGE
 --------                                            -------                                          ----
          PART I

    1.    Business....................................................................................  1

    2.    Properties.................................................................................. 17

    3.    Legal Proceedings........................................................................... 17

    4.    Submission of Matters to a Vote of Security Holders......................................... 19

          PART II

    5.    Market for Cities' Common Equity and Related Stockholder Matters............................ 20

    6.    Selected Financial Data..................................................................... 20

    7.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................................ 21

    8.    Financial Statements and Supplementary Data................................................. 28

    9.    Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................................................ 28

          PART III

   10.    Directors and Executive Officers of the Company............................................. 28

   11.    Executive Compensation...................................................................... 28

   12.    Security Ownership of Certain Beneficial Owners and Management.............................. 28

   13.    Certain Relationships and Related Transactions.............................................. 28

          PART IV

   14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................ 28

          Signatures.................................................................................. 50

          List of Exhibits............................................................................ 54



                                     PART I
ITEM 1. BUSINESS
                                    GENERAL
    United Cities Gas Company (Cities) was incorporated under the laws of the State of Illinois on September 21, 1929. Cities' predominant business is the distribution of natural gas. As of December 31, 1994, Cities supplied natural gas service to approximately 301,000 customers. In addition to its business of natural gas distribution, Cities sells and installs gas appliances and performs certain appliance service work.

    Since 1984, Cities has significantly increased its customer base by adding approximately 178,000 new customers to its natural gas distribution system. The table below reflects the areas of growth through acquisitions and internal marketing efforts, including population growth within Cities' service areas.


          AREAS OF GROWTH                                                        CUSTOMERS ADDED
          Acquisition of Tennessee-Virginia Energy Corporation (December, 1986)..      17,000
          Acquisition of Great River Gas Company (May, 1989).....................      17,000
          Acquisition of Union Gas System, Inc. (December, 1989).................      65,000
          Other acquisitions.....................................................       6,000
          Internal growth........................................................      73,000
                                                                                      -------
                                                                                      178,000
                                                                                      =======

    Cities has two wholly-owned subsidiaries. One subsidiary, United Cities Gas Storage Company (UCG Storage), was formed as a Delaware corporation in December, 1989 to provide natural gas storage services. In 1989, a natural gas storage field was purchased in Kentucky to supplement natural gas used by Cities' customers in Tennessee and Illinois. In addition, natural gas storage fields located in Kansas and included in Cities' 1989 acquisition of Union Gas System, Inc. were sold to UCG Storage. These fields are used to supplement natural gas used by Cities' Kansas customers.

     The other subsidiary, UCG Energy Corporation (UCG Energy), incorporated under the laws of Delaware in 1965, is primarily a broker procuring natural gas for Cities, certain of Cities' industrial customers, local distribution companies and others, and is engaged in exploration and production activities. In addition, UCG Energy leases appliances, real estate, equipment and vehicles to Cities and others.

     UCG Energy has two wholly-owned subsidiaries, United Cities Propane Gas of Tennessee, Inc. and UCG Leasing, Inc. United Cities Propane Gas of Tennessee, Inc., incorporated under the laws of Tennessee in 1976, is engaged in the retail distribution of propane (LP) gas. As of December 31, 1994, the propane operation served approximately 22,000 customers in Tennessee, Virginia and North Carolina. UCG Leasing, Inc. was incorporated under the laws of Georgia in 1987 and leases vehicles, equipment and real estate to Cities.

     Cities and its subsidiaries, UCG Storage and UCG Energy and its subsidiaries, are hereinafter referred to collectively as the "company".

    The following table summarizes certain information regarding the operation of each segment of the company's business for the last three years ended December 31,


                                           1994           1993            1992
                                     --------------- --------------- ---------------
REVENUES                                             (IN THOUSANDS)
- --------
Utility..............................$280,984    86% $287,507    86% $265,460    87%
                                     --------   ---- --------   ---- --------   ----
Subsidiaries:
  UCG Energy Corporation -
    Propane Division.................  20,788     6%   18,203     5%   16,832     6%
    Rental Division..................   6,449     2%    6,633     2%    6,365     2%
    Utility Services Division........  11,146     4%   14,073     4%    9,286     3%
                                     --------   ---- --------   ---- --------   ----
      Total UCG Energy Corporation...  38,383    12%   38,909    11%   32,483    11%
  United Cities Gas Storage Company..   7,128     2%    8,837     3%    7,672     2%
                                     --------   ---- --------   ---- --------   ----
      Total Subsidiaries ............  45,511    14%   47,746    14%   40,155    13%
                                     --------   ---- --------   ---- --------   ----
Total Revenues (1)...................$326,495   100% $335,253   100% $305,615   100%
                                     ========   ==== ========   ==== ========   ====

COMMON STOCK EARNINGS
- ---------------------
Utility..............................  $7,817    65%   $7,877    65%   $5,865    58%
                                     --------   ---- --------   ---- --------   ----
Subsidiaries:
  UCG Energy Corporation -
    Propane Division.................   1,122     9%    1,010     8%    1,050    10%
    Rental Division..................   2,024    17%    2,170    18%    2,045    20%
    Utility Services Division........     604     5%      595     5%      586     6%
                                     --------   ---- --------   ---- --------   ----
      Total UCG Energy Corporation...   3,750    31%    3,775    31%    3,681    36%
  United Cities Gas Storage Company..     526     4%      468     4%      558     6%
                                     --------   ---- --------   ---- --------   ----
      Total Subsidiaries ............   4,276    35%    4,243    35%    4,239    42%
                                     --------   ---- --------   ---- --------   ----
Total Common Stock Earnings.......... $12,093   100%  $12,120   100%  $10,104   100%
                                     ========   ==== ========   ==== ========   ====

IDENTIFIABLE ASSETS
- -------------------
Utility..............................$358,364    85% $336,480    84% $315,187    85%
                                     --------   ---- --------   ---- --------   ----
Subsidiaries:
  UCG Energy Corporation.............  39,402     9%   41,950    10%   36,449    10%
  United Cities Gas Storage Company..  23,434     6%   23,090     6%   18,514     5%
                                     --------   ---- --------   ---- --------   ----
      Total Subsidiaries ............  62,836    15%   65,040    16%   54,963    15%
                                     --------   ---- --------   ---- --------   ----
Total Identifiable Assets............$421,200   100% $401,520   100% $370,150   100%
                                     ========   ==== ========   ==== ========   ====
- ---------

(1) Sales to affiliated companies described under "Subsidiary Operations".

                              UTILITY OPERATIONS
GENERAL
    Cities distributes natural gas under regulated rates to approximately 301,000 customers in the states of Tennessee, Kansas, Georgia, Illinois, Virginia, Missouri, Iowa and South Carolina. Total operating revenues for the year ended December 31, 1994 were $280,984,000, of which approximately 46% was derived from residential customers, 27% from industrial customers, 26% from commercial customers and 1% from other sources. The ten largest customers of Cities accounted for 6.7% of operating revenues in 1994 and the largest of these customers accounted for 2.0%. Cities serves a diverse industrial load with customers engaged in the manufacture of cars, car parts, munitions, wire, textiles, food products, metal fabrication and electronics, among others. Cities also serves several colleges in a major army base.

    Cities is currently structured into four operating divisions. The percent of revenues contributed by each division for the three years ended December 31 is as follows:


        DIVISIONS                            1994        1993        1992
        ---------                            ----        ----        ----
        Virginia/East Tennessee............   32%         31%         34%
        Georgia/South Carolina.............   22%         21%         21%
        Illinois/Tennessee/Missouri........   21%         22%         21%
        Kansas/Iowa/Missouri...............   25%         26%         24%
                                             ----        ----        ----
                                             100%        100%        100%
                                             ====        ====        ====




    The following table contains information regarding the residential customers and estimated number of households in each service area.

                                           APPROXIMATE     AVERAGE NUMBER
                                            NUMBER OF      OF RESIDENTIAL
      NATURAL GAS SERVICE AREAS(1)         HOUSEHOLDS(2)    CUSTOMERS(3)
      ----------------------------         -------------   --------------
Virginia/East Tennessee Division...........   136,000          46,417
Georgia/South Carolina Division............   108,000          69,696
Illinois/Tennessee/Missouri Division.......    71,000          58,805
Kansas/Iowa/Missouri Division..............    93,000          84,977
                                              -------         -------
    Total..................................   408,000         259,895
                                              =======         =======
- --------

(1) See page 15 for the map and listing of operating areas by division.
(2) Approximate number of households represents management's best estimate using information provided by local Chambers of Commerce, census data, and other available information.
(3) See page 10 for detail of total average number of customers by class.

NATURAL GAS SUPPLY
    To encourage more competition among natural gas suppliers, the Federal Energy Regulatory Commission (FERC) issued Orders 636, 636-A and 636-B (collectively, Order 636) in 1992. Order 636 required interstate pipelines to unbundle or separate gas sales, transportation and storage services by the 1993-1994 winter heating season. The pipeline sales services were previously combined and sold as a single service. With the implementation of Order 636, the pipelines discontinued their traditional merchant function. Each distribution company is now responsible for obtaining all of its gas supply in the open market. The unbundling of these services allows Cities more flexibility in selecting and managing the type of services required to provide its customers with the lowest possible priced gas while maintaining a reliable gas supply. However, this also places an additional responsibility on Cities to obtain its natural gas supply in the open market on a timely basis to fulfill its commitments during peak demand periods. Management believes that, to date, Cities has been successful in managing its portfolio of spot and term supplies that it purchases from producers and marketers in the open market on the thirteen interstate pipelines on which it operates, resulting in reliable supplies at a competitive price.

     Another aspect of Order 636 allowed the pipelines to set rates to recover a higher portion of their fixed costs through monthly demand charges. As a result, Cities is charged a higher fixed amount each month, regardless of through-put. Since Cities must contract for pipeline capacity to meet peak demand, this has the effect of increasing Cities' fixed cost of gas. Many elements such as company owned gas storage facilities, peak shaving plants and the liquefied natural gas (LNG) plant and, in some instances, storage contracts with Cities' suppliers are being utilized to reduce these higher pipeline demand charges. Order 636 also required pipelines to set up capacity release mechanisms on their systems to allow holders of firm capacity and firm storage to release these services when they are not needed. Cities is active in releasing capacity during off peak periods and the majority of revenues generated by this activity is used to offset pipeline demand charges. In addition, Cities is promoting competition among pipelines to the maximum extent possible. Various projects are in the planning stages to add additional pipeline suppliers in several of Cities' operating areas. Adding alternatives will provide bargaining power which should, over time, decrease Cities' pipeline capacity costs. Purchased Gas Adjustment (PGA) clauses in effect in each state allow Cities to pass through to its customers, subject to prudency and/or administrative reviews, any increase or decrease in rates charged to Cities related to the purchase and transportation of natural gas.

     Considerable planning is required to project demand for the winter period. In order to provide natural gas at the lowest possible price and to meet peak demand, Cities must have a sufficient volume of natural gas in underground storage with its pipeline suppliers, natural gas in UCG Storage's underground storage facilities, and propane and LNG in its own facilities. Cities normally injects gas into pipeline storage systems and UCG Storage's storage system
during the summer months and withdraws it in the winter months.   At the
present time, the underground storage facilities of UCG Storage have a maximum daily output capability of approximately 53,000 Mcf.

     Other storage facilities owned by Cities are used to provide short-term supplies to meet peak demand. Cities has ten propane peak shaving plants with a total capacity of approximately 1,950,000 gallons that can produce an equivalent of 33,859 Mcf daily and a LNG storage facility with a capacity of 500,000 Mcf which can inject a daily volume of 30,000 Mcf in the system. Cities has the ability to serve approximately 60% of its peak day load through the use of company owned storage facilities, storage contracts with Cities' suppliers and peaking facilities throughout the system. This ability provides the operational flexibility and security of supply required to meet the needs of the highly weather sensitive firm market.

REGULATION
    In each state in which Cities operates, its rates, services and operations as a natural gas distribution company are subject to general regulation by the state public service commission. Cities' pipeline suppliers, but not Cities, are subject to regulation by the FERC (see "Utility Operations-Natural Gas Supply"). Cities' rates, which vary in its different regulatory jurisdictions, are determined by the cost of purchased gas to Cities, rate of return, type of service and volume of use by the customer. In addition, the issuance of securities by Cities is subject to approval by the state commissions, except in South Carolina and Iowa. Missouri only regulates the issuance of debt securities.

    Cities operates in each community where necessary under a franchise granted by the municipality for a fixed term of years. To date, Cities has been able to renew franchises and expects to continue to do so in the future. Cities considers the franchises held valid and adequate for the conduct of its business. In each of the service areas where it operates, Cities considers that its rights to maintain gas lines through unincorporated communities over private rights-of-way are, as a group or system, satisfactory for the adequate conduct of the business of Cities. Cities also has all required certificates of convenience and necessity for the operation of its properties and the conduct of its business from the appropriate state public utility regulatory agencies.

    The Tennessee and Georgia Public Service Commissions approved the implementation of Weather Normalization Adjustments (WNAs) effective in late 1991 and 1990, respectively. The WNAs, effective October through May in Georgia and November through April in Tennessee, allow Cities to increase the base rate portion of bills when weather is warmer than normal and decrease the base rate when weather is colder than normal.

     Effective April 1, 1993, the Virginia State Corporation Commission issued an order stating that Cities' current authorized rates in that state be considered interim and subject to refund pending an investigation to determine whether Cities was earning more than its authorized rate of return and whether the authorized rate of return at that time was appropriate. In addition, the commission staff alleged that Cities overcollected gross receipts tax from its customers for the years 1988 through mid-1993. In an order issued in November, 1994, the commission reduced the company's authorized rate of return in Virginia from 11.26% to 10.26%, resulting in a reduction in annual revenues of $218,000. This reduction was effective April 1, 1993. Excess revenues of approximately $370,000, plus interest, collected under interim rates through December 31, 1994, are to be refunded to Cities' customers. In addition, the commission concluded that Cities had overcollected gross receipts tax from its customers from 1988 through mid-1993 and ordered a refund of $301,000, plus interest. Cities has adequate reserves to cover its liability related to the order.

     In 1991, the Illinois Commerce Commission ordered Cities to refund approximately $260,000 related to the reconciliation of the PGA recovery mechanism for 1988. Cities filed an appeal with the Appellate Court of Illinois which in September, 1992, issued a decision upholding the commission's decision. Cities filed an appeal with the Illinois Supreme Court which in September, 1994, upheld the commission's and lower court's decision. Cities asked for rehearing of this decision which was subsequently denied. Cities will refund the $260,000, plus interest, beginning in 1995 and has adequate reserves to cover its liability.

     Effective February 7, 1995, Cities received an annual rate increase of $253,000 in the state of South Carolina. Cities had filed on August 8, 1994, to increase rates by $341,000 on an annual basis.

     On January 27, 1995, Cities filed to increase rates on an annual basis by $4,200,000 in the state of Kansas. On November 8, 1994, Cities filed to increase rates by $1,100,000 on an annual basis in the state of Missouri. Cities expects that any increase granted in these two states will be effective by the third quarter of 1995.

     Effective July, 1993, the Missouri Public Service Commission authorized an annual rate increase in the amount of $425,000 in Missouri. Cities had filed to increase rates by $1,200,000 on an annual basis. Effective January 12, 1993, Cities received an annual rate increase of $915,000 in the state of Kansas. Cities had filed to increase rates by $6,300,000 on an annual basis.

     Effective November 1, 1992, Cities was granted an annual rate increase of $1,900,000 in Georgia. This amount included an annual increase of $1,475,000 in revenue and a rider for an additional $425,000 to be collected in each of the three years after November 1, 1992, related to the response action costs incurred at a manufactured gas plant site. Cities had requested an increase of $3,200,000 in Georgia.

     Effective October 1, 1992, Cities received an annual rate increase of $1,700,000 in the state of Tennessee. Cities had filed to increase rates by $2,900,000 on an annual basis. As a part of a settlement agreement entered into in connection with the rate increase, Cities agreed to a management audit. The management audit report was issued in 1994. Management agreed with a majority of the recommendations made by the auditors and a number of recommendations are currently in the process of being implemented. Other recommendations are being evaluated and may be implemented in the future. In April, 1995, Cities will report to the Tennessee Public Service Commission its progress in addressing the issues raised by the auditors. Management does not believe that the implementation of the recommendations will have a material effect on the company's results of operations or financial condition.

     In 1990, Cities received an order from the Kansas State Corporation Commission allowing Cities to defer, pending approval in rate cases, certain safety-related costs, depreciation on safety-related capital expenditures, and carrying charges on the total. As of December 31, 1991, costs totaling $1,378,000 and $2,706,000 were deferred for the years 1991 and 1990, respectively. The Kansas commission approved in rates effective January, 1993, deferral and recovery of $949,000 and $1,275,000 related to 1991 and 1990, respectively. Each of these amounts are being amortized over a five year period. The difference in the approved cost and the cost previously deferred was expensed in 1992.

     In addition, in 1990 and 1992, the Missouri Public Service Commission issued orders allowing Cities to defer, pending approval in rate cases, similar safety-related costs. In 1989 through 1992, costs of $833,000 were deferred. After reaching stipulated agreements in rate proceedings, Cities discontinued deferring these costs and began amortizing $600,000 in 1992 and $233,000 in 1993 over five year periods.

     The FERC has permitted pipelines to recover from their customers, including Cities, the prudently incurred costs of implementing Order 636, referred to as transition costs. As of December 31, 1994 and 1993, based on current pipeline transition cost filings with the FERC, Cities had accrued and deferred $6,739,000 and $1,845,000, respectively, as its estimated share of the remaining liability related to these transition costs. Because there are pipeline requests not yet filed with the FERC, the 1994 estimate may differ from the final amount of future transition costs recovered from Cities. Cities has been granted permission through approved PGA filings or specific orders in all the states in which it operates to recover these transition costs from its customers.

     Cities' pipeline suppliers have liabilities to producers for payments under purchase contracts for quantities of gas for which deliveries have not been taken. Pipeline suppliers received permission from the FERC to recover from their customers, including Cities, a portion of their take-or-pay liabilities. Cities has been granted permission in all of the states in which it operates to recover from its customers any take-or-pay costs. Total deferred but unrecovered take-or-pay costs were $2,415,000 and $2,384,000 as of December 31, 1994 and 1993, respectively.

     In December, 1990, the FASB issued Statement No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The company adopted the statement effective January 1, 1993. The statement requires the company to record the expected costs of postretirement health and life insurance benefits during the years the employees render service. This was a change from the company's previous policy of recognizing these costs on a cash basis. The annual cash payments for such benefits were $807,000 in 1992. Costs related to these benefits calculated in accordance with SFAS 106 amounted to $1,649,000 and $1,331,000 in 1994 and 1993, respectively. The accumulated benefit obligation of $8,894,000 existing at January 1, 1993, is being amortized over a twenty year period as allowed by SFAS 106.

     Cities has received approval to recover SFAS 106 costs in South Carolina, Kansas, Iowa and Illinois. The Tennessee commission has approved the recovery of these costs and is allowing Cities to defer the difference between cash payments and SFAS 106 expense until the next rate proceeding in that state. The Virginia commission has approved the recovery of SFAS 106 costs in rates. However, the accumulated benefit obligation will be recovered over forty years as opposed to the twenty year amortization period allowed by SFAS 106. The Georgia and Missouri commissions did not render decisions on SFAS 106 in Cities' last rate proceedings in those states. However, the Missouri legislature has subsequently passed a statute allowing utilities to recover SFAS 106 costs. As required by some commissions, Cities has established a trust fund to accumulate the difference between the cash payments for postretirement benefits and SFAS 106 expense.

     Set forth below is a table containing information relating to the state regulatory bodies which have jurisdiction over Cities and its rates. Amounts realized from rate increases may differ significantly from amounts authorized depending on volumes of gas sold and customer mix.

                                                                  REGULATORY JURISDICTION
                                 -------------------------------------------------------------------------------------
                                       GEORGIA              TENNESSEE             VIRGINIA            SOUTH CAROLINA
                                 -------------------   -------------------   -------------------   -------------------
Purchased Gas Adjustment         Allowed upon filing   Allowed upon filing   Allowed upon filing   Allowed upon filing


Weather Normalization            Effective November,   Effective November,             -                      -
  Adjustment                     1990                  1991


Regulatory Commission            5 commissioners       3 commissioners       3 commissioners       7 commissioners
  Make Up                        elected at large      elected at large      elected by General    elected by legislature
                                                                             Assembly              on approval of merit
                                                                                                   selection panel



Statutory Time Limit             6 months from date    6 months from date    150 days from date    6 months from date
  on Rate Orders                 of filing             of filing             of filing             of filing


Empowered to Grant               Yes                   Yes                   Yes                   No
  Interim Rate Relief


Latest General Rate              November, 1992        October, 1992         November, 1994        February, 1995
  Adjustment


Date of Application              May, 1992             March, 1992           April, 1993           August, 1994


Annualized Revenue Increase      $1,900,000            $1,700,000            ($218,000)            $253,000
  (Decrease) Authorized


Rate of Return on                10.78%                11.03%                10.261%               10.73%
  Investment Authorized


Rate of Return on                12.00%                12.60%                11.20%                11.75%
  Equity Authorized

                                                                  REGULATORY JURISDICTION
                                 -------------------------------------------------------------------------------------
                                      ILLINOIS              MISSOURI               KANSAS                 IOWA
                                 -------------------   -------------------   -------------------   -------------------
Purchased Gas Adjustment         Allowed upon filing   Allowed upon filing   Allowed upon filing   Allowed upon filing


Weather Normalization                      -                     -                     -                      -
  Adjustment


Regulatory Commission            7 commissioners       5 commissioners       3 commissioners       3 commissioners
  Make Up                        appointed by          appointed by          appointed by          appointed by governor
                                 governor              governor              governor              with Senate approval
                                                                                                   and minority party
                                                                                                   representation


Statutory Time Limit             11 months from        11 months from        240 days from         10 months from
  on Rate Orders                 date of filing        date of filing        date of filing        date of filing


Empowered to Grant               Yes                   Yes                   Yes                   Yes
  Interim Rate Relief


Latest General Rate              November, 1990        July, 1993            January, 1993         December, 1991
  Adjustment


Date of Application              December, 1989        August, 1992          May, 1992             November, 1991


Annualized Revenue Increase      $639,000              $425,000              $915,000              ($55,000)
  (Decrease) Authorized          $108,000 (1)


Rate of Return on                11.75%                13.06%  (2)           10.638%               11.31%
  Investment Authorized


Rate of Return on                13.62%                15.08%  (2)           12.00%                12.45%
  Equity Authorized

- --------------------------------------------------------------------------
(1) The court awarded an additional increase in rates which were effective October, 1992.
(2) Because the 1993 rate case was stipulated, the returns on investment and equity were not agreed upon. These rates represent the last authorized rates for the entity acquired by Cities.

UTILITY OPERATING STATISTICS

AVERAGE NUMBER OF CUSTOMERS(1)                             1994         1993        1992
- ------------------------------                           --------     --------    --------
Residential.............................................  259,895      250,051     242,990
Commercial..............................................   33,861       31,849      31,124
Industrial Firm.........................................      395          395         397
Industrial Interruptible................................      258          245         231
                                                         --------     --------    --------
                                                          294,409      282,540     274,742
                                                         ========     ========    ========

ACTUAL NUMBER OF CUSTOMERS AT YEAR END(1)                 300,929      292,329     281,229
- -----------------------------------------                ========     ========    ========

NATURAL GAS THROUGH - PUT (MCF) (IN THOUSANDS)(2)
- -------------------------------------------------
Residential.............................................   21,352       23,055      20,481
Commercial..............................................   14,116       14,435      13,324
Industrial Firm.........................................    8,134        7,509       7,690
Industrial Interruptible................................   11,002       11,661      10,101
                                                         --------     --------    --------
                                                           54,604       56,660      51,596
Transported Volumes.....................................   12,574       11,883      11,117
                                                         --------     --------    --------
Total Through-Put.......................................   67,178       68,543      62,713
                                                         ========     ========    ========
REVENUES (IN THOUSANDS)(1)
- --------------------------
Residential............................................. $129,519     $134,856    $119,245
Commercial..............................................   73,376       74,361      69,447
Industrial Firm.........................................   33,772       31,252      32,805
Industrial Interruptible................................   35,297       36,703      29,607
Other...................................................    1,813        3,411       6,530
                                                         --------     --------    --------
                                                          273,777      280,583     257,634
Transportation..........................................    7,207        6,924       7,826
                                                         --------     --------    --------
                                                         $280,984     $287,507    $265,460
                                                         ========     ========    ========
RESIDENTIAL (AVERAGE PER CUSTOMER)
Annual Usage Mcf........................................       82           92          84
Annual Revenue.......................................... $    498     $    539    $    491
Revenue Per Mcf......................................... $   6.07     $   5.85    $   5.82

COMMERCIAL (AVERAGE PER CUSTOMER)
Annual Usage Mcf........................................      417          453         428
Annual Revenue.......................................... $  2,167     $  2,335    $  2,231
Revenue Per Mcf......................................... $   5.20     $   5.15    $   5.21

- --------

(1) Residential, industrial firm and certain commercial customers are entitled to receive gas service on a continuous, uninterrupted basis subject to the application of their priority classification in the event of gas shortages. Industrial interruptible and certain commercial customers receive a low cost, load balancing service, which permits Cities to interrupt service and which is limited to users with alternative fuel sources for use when service is interrupted. Interruptible rates are generally lower than firm rates.

(2) The following table classifies the effect of changes in volumes (Mcfs) of natural gas delivered during 1994, 1993 and 1992.


                                                            1994         1993        1992
                                                           ------       ------      ------
                                                                     (IN THOUSANDS)
      Prior year volumes................................   68,543       62,713      59,109
      Changes in volumes:
          Residential...................................   (1,703)       2,574         802
          Commercial....................................     (319)       1,111         751
          Industrial....................................      (34)       1,379         418
          Transported volumes...........................      691          766       1,633
                                                           ------       ------      ------
                                                           67,178       68,543      62,713
                                                           ======       ======      ======

ACQUISITIONS
     Effective March 1, 1994, the company purchased the natural gas system in Palmyra, Missouri from Western Resources, Inc. for approximately $665,000. The company also obtained a ten year non-compete agreement. Consideration for the agreement is contingent upon volumes sold to a certain industrial customer with payments made over a three year period, not to exceed $720,000. The system serves approximately 1,400 natural gas customers.

SEASONAL NATURE OF BUSINESS
    Cities' business is highly seasonal in nature and heavily dependent upon weather due to Cities' substantial heating load. In order to moderate the impact of weather on the financial results of the utility operation, Cities sought and received approval from the Tennessee and Georgia commissions to implement Weather Normalization Adjustments (WNAs). See "Utility Operations-Regulation" for additional information concerning WNAs. Cities' business will still be seasonal in nature resulting in greater earnings during the winter months and will continue to be dependent upon weather, especially in those states where a WNA has not been implemented. However, Cities seeks to minimize the quarterly variations in sales volumes and earnings by sales to industrial customers and the diversified activities of its unregulated subsidiaries. See chart of quarterly earnings on page 44 for the years 1994 and 1993.

OTHER UTILITY OPERATIONS
    In addition to its sales of natural gas, Cities engages in direct merchandising and repair of gas appliances. The following table summarizes revenues from these sources for 1994, 1993 and 1992.

                                      1994         1993        1992
                                     ------       ------      ------
                                               (IN THOUSANDS)
        Appliance Sales...........   $2,537       $3,276      $3,102
        Jobbing and Service.......    1,256        1,148       1,152
                                     ------       ------      ------
                                     $3,793       $4,424      $4,254
                                     ======       ======      ======


                            SUBSIDIARY OPERATIONS

UNITED CITIES GAS STORAGE COMPANY

    UCG Storage is engaged in constructing, maintaining and operating gas wells for natural gas storage. UCG Storage owns and operates storage fields in Kentucky and Kansas. The storage fields provide a mechanism to purchase and store gas for distribution during the winter. In addition to providing peak shaving gas, the storage facilities can also be used to balance gas supplies, allowing extra gas to be diverted into the field when contract demand is not needed and withdrawn when gas usage exceeds contract demand. Included in the revenues of UCG Storage are affiliated revenues of $7,037,000, $8,749,000 and $7,613,000 in 1994, 1993 and 1992, respectively, for storage services and natural gas provided to Cities' customers in Tennessee, Kansas and Illinois.

    The following table provides information about the storage fields.

                                                                         DAILY
FIELD                                     CAPACITY     CUSHION GAS   DELIVERABILITY
- -----                                     --------     -----------   --------------
                                                          (MCF)
Kansas storage fields...................  7,037,000     1,879,000         23,000
Kentucky storage field..................  3,300,000     1,600,000         30,000
                                         ----------     ---------         ------
                                         10,337,000     3,479,000         53,000
                                         ==========     =========         ======

UCG ENERGY CORPORATION AND SUBSIDIARIES

    The activities of UCG Energy and its subsidiaries are described below.

PROPANE DIVISION

    The Propane Division currently operates through United Cities Propane Gas of Tennessee, Inc. (UCPT), a wholly-owned subsidiary of UCG Energy. In addition to the retail distribution of propane (LP) gas, the Propane Division engages in direct merchandising and repair of propane gas appliances. Each town operation has its own storage facility with a total Propane Division storage capacity of 1,746,000 gallons.

    The following table contains information, as of December 31, 1994, regarding the number of customers.

               SERVICE AREAS                              CUSTOMERS
               -------------                              ---------
               Jackson, TN.............................     1,022
               Manchester, TN..........................     1,104
               Winchester, TN..........................     1,232
               Rock Island, TN.........................       924
               Franklin, TN............................     1,198
               Murfreesboro, TN........................       683
               Hartsville, TN..........................     1,926
               Maryville, TN...........................     2,918
               Sevierville, TN.........................     1,592
               Kingston, TN............................     1,450
               Morristown, TN..........................     1,473
               Johnson City, TN........................     3,182
               Mountain City, TN.......................     1,675
               Boone, NC...............................     1,543
                                                           ------
                   Total...............................    21,922
                                                           ======


     Effective January 1, 1995, UCPT purchased substantially all the assets of Harrell Propane, Inc. for approximately $1,383,000. In addition, UCPT entered into ten year non-compete agreements with the prior owners for $250,000, to be paid over an eight year period. This acquisition added approximately 1,300 customers in the Murfreesboro, Tennessee area.

     Effective April 14, 1994, UCPT purchased all the assets of Hurley's Propane Gas for approximately $938,000. In addition, UCPT entered into ten year non-compete agreements with the prior owners for $100,000, to be paid over a five year period. This acquisition added approximately 700 customers in the Morristown, Tennessee area.

     Effective August 1, 1993, UCPT purchased the issued and outstanding shares of common stock of High Country Propane, Inc. for $1,600,000, less liabilities assumed of $820,000. In addition, UCPT obtained a ten year non-compete agreement for $100,000, to be paid over a five year period. This acquisition added approximately 1,400 customers in the Boone, North Carolina area.

     In 1994, 1993 and 1992, the Propane Division contributed 54%, 47% and 52%, respectively, of UCG Energy's total revenues. Of UCG Energy's gross properties at December 31, 1994, approximately 37% was related to the Propane Division.

RENTAL DIVISION

    UCG Energy's Rental Division, which includes UCG Leasing, Inc., leases real estate, vehicles, and other equipment to Cities and real estate and appliances to non-affiliated third parties. The Rental Division's revenues were approximately 17% in 1994, 17% in 1993 and 20% in 1992, of UCG Energy's total revenues. Included in the revenues of the Rental Division are affiliated revenues of $5,827,000, $6,042,000 and $5,805,000 for the years 1994, 1993 and
1992, respectively, representing rental charges to Cities for transportation equipment and office facilities. Of UCG Energy's gross properties at December 31, 1994, approximately 63% was related to the Rental Division.

UTILITY SERVICES DIVISION

    UCG Energy's Utility Services Division is active in other energy related activities. The Utility Services Division is primarily a broker procuring natural gas for Cities, certain of Cities' industrial customers, local distribution companies and others, and is engaged in exploration and production activities. The revenues from these activities were approximately 29% in 1994, 36% in 1993 and 28% in 1992, of UCG Energy's total revenues. Included in the Utility Services Division's revenues are affiliated revenues of $701,000, $1,139,000 and $1,519,000 for the years 1994, 1993 and 1992, respectively.
These revenues represent purchases by Cities of energy-related products from the Utility Services Division. A decision to discontinue the distribution of energy-related products by the Utility Services Division was made by management in 1994. The discontinuance of this activity of the Utility Services Division is not expected to materially affect the results of operations or financial condition of the company and is expected to be completed by mid-1995.

    During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI will receive $5,000,000 in Cities' common stock, pending regulatory approval, and $750,000 in cash and may, if certain earnings targets are met, receive an additional payment of $1,000,000 to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC will provide gas marketing services to industrial customers, municipalities and local distribution companies. UCG Energy will utilize equity accounting, effective January 1, 1995, for the acquisition.

                                  COMPETITION
    Cities distributes natural gas primarily to residential, commercial and high-priority industrial users and intends to aggressively seek additional numbers of such customers. Competition exists between natural gas and other forms of energy available to customers. Cities is experiencing competition for each class of customer; electricity is the primary competition for residential and commercial customers, and #2 and #6 fuel oil is the primary competition for industrial customers. In addition, certain customers, primarily industrial, may have the ability to by-pass Cities' distribution system by connecting directly with a pipeline.

     Cities has received approval from all the public service commissions in the states in which it operates, except Iowa, to place into effect a negotiated tariff rate which allows Cities to maintain industrial loads at lower margin
rates.  Iowa has rules which allow for flexible rates.   These rates are
competitive with the price of alternative fuels. In addition, certain industrial customers have changed from firm to interruptible rate schedules in order to obtain natural gas at a lower cost rather than change to an
alternative fuel source.   Additionally, Cities has received approval from all
state commissions to provide transportation service of customer-owned gas to end users (see Item 1. Business. "Utility Operations-Natural Gas Supply").

    UCG Energy's propane subsidiary is in competition with other suppliers of propane, natural gas and electricity. Competition exists in the areas of price and service. The wholesale cost of propane is subject to fluctuations primarily based on demand, availability of supply and product transportation costs. Propane storage facilities can be utilized to store purchased gas when the cost is more economical, thus enabling UCG Energy to more competitively price its product. However, during periods of colder than normal weather, when demand is high, UCG Energy may have to replace its supply of gas at higher costs, which may require UCG Energy to sell at reduced margins to match its competition.

     The Utility Services Division of UCG Energy competes with other natural gas brokers in obtaining natural gas supplies for customers. The Rental Division competes with other rental companies.

    UCG Storage charges rates to Cities that are subject to review by the various commissions in the states within which the storage service is provided to Cities. Therefore, UCG Storage's rates must be competitive with other storage facilities. UCG Storage also stores natural gas for unrelated third parties. As a result, UCG Storage is in competition with other companies that store natural gas as to rates charged and deliverability of natural gas. Storage agreements between UCG Storage and Cities give Cities first priority to any storage services.

                                   PERSONNEL
    At December 31, 1994, the company employed 1,343 full time employees, including 102 who are represented by a union. An election is scheduled for April 7, 1995, in Columbus, Georgia for 96 employees to determine if they would like to be represented by a union. Of the full time employees, 243 are engaged in the operations of the Illinois/Tennessee/Missouri Division, 281 in the Virginia/East Tennessee Division, 241 in the Georgia/South Carolina Division, 284 in the Kansas/Iowa/Missouri Division, 174 administrative and supervisory personnel in the corporate office, and 120 in UCG Energy's operating locations. At December 31, 1994, there were 587 employees participating in the employee stock purchase plan and 1,024 employees participating in the company's 401k savings plan. The company considers its employee relations to be excellent. All corporate general and administrative functions, as well as the overseeing of engineering, marketing, accounting, finance, operations and human resources are handled at the company's corporate offices in Brentwood and Franklin, Tennessee. Direct functions dealing with engineering, marketing, accounting, operations and human resources for the service locations of each division are handled at the division levels.

                               NATURAL GAS
                               ===================================================================================================
                               ILLINOIS/TENNESSEE/MISSOURI DIVISION               KANSAS/IOWA/MISSOURI DIVISION

OPERATING                      ILLINOIS                 TENNESSEE                 KANSAS                       IOWA
                                -  Virden                -  Union City             -  Wyandotte County          -  Keokuk
  AREAS                         -  Vandalia              -  Franklin +             -  Johnson County +
    -                           -  Salem                 -  Murfreesboro           -  Yates Center             MISSOURI
                                -  Harrisburg            -  Columbia               -  Independence              -  Canton
    -                           -  Metropolis            -  Shelbyville            -  Coffeyville               -  Hannibal
                                                                                                                -  Palmyra
    -                                                   MISSOURI
                                                         -  Neelyville



                               VIRGINIA/EAST TENNESSEE DIVISION                   GEORGIA/SOUTH CAROLINA DIVISION

                               VIRGINIA                 TENNESSEE                 GEORGIA                       SOUTH CAROLINA
                                -  Abingdon              -  Maryville              -  Gainesville                -  Gaffney
                                -  Marion                -  Morristown             -  Columbus +
                                -  Wytheville            -  Greeneville
                                -  Pulaski               -  Johnson City +
                                -  Radford               -  Kingsport
                                -  Blacksburg            -  Bristol






                                          MAP GOES HERE SHOWING TEN STATE OPERATING AREA






                               PROPANE                                           STORAGE FACILITIES
                               ===================================================================================================

                               TENNESSEE                 -  Johnson City         NATURAL GAS STORAGE           PROPANE BULK
                                -  Franklin +            -  Mountain City        STORAGE FACILITIES            STORAGE
                                -  Hartsville            -  Kingston              -  Columbus, GA (LNG)         -  Columbus, GA
                                -  Murfreesboro          -  Jackson               -  Barnsley Storage, KY       -  Morristown, TN
                                -  Rock Island           -  Sevierville              (underground)              -  Winchester, TN
                                -  Manchester                                     -  Liberty Storage, KS
                                -  Winchester           NORTH CAROLINA               (underground)
                                -  Maryville             -  Boone
                                -  Morristown



                               PIPELINE SUPPLIERS
                               ===================================================================================================

                                -  East Tennessee        -  Texas Eastern          -  Panhandle Eastern
                                   Natural Gas Co.          Transmission Corp.        Pipe Line Co.
                                -  Southern              -  Texas Gas              -  Trunkline Gas Co.
                                   Natural Gas Co.          Transmission Corp.     -  Mississippi River
                                -  Williams              -  Columbia Gulf             Transmission Corp.        * Corporate Office
                                   Natural Gas Co.          Transmission Co.       -  ANR Pipeline                Brentwood,
                                -  Transcontinental      -  Natural Gas               Company                     Tennessee
                                   Gas Pipe Line Corp.      Pipeline Co.           -  Tennessee Gas             + Division Office
                                                            of America                Pipeline Co.

EXECUTIVE OFFICERS OF THE COMPANY

                                  HELD PRESENT            OTHER POSITIONS HELD
     NAME AND POSITION      AGE   OFFICE SINCE           DURING PAST FIVE YEARS
     -----------------      ---   ------------           ----------------------
Dwight C. Baum               82   October, 1979
  Chairman of the Board

Gene C. Koonce               62   October, 1978
  President and Chief
  Executive Officer

Thomas R. Blose, Jr.         45    July, 1990     Senior Vice President and Chief
  Senior Vice President-                           Engineer
  Operations and
  Engineering

James B. Ford                52    April, 1986
  Senior Vice President
  and Treasurer

Shirley M. Hawkins           55   August, 1993    Senior Vice President-Administration
  Senior Vice President                            (April, 1993-July, 1993)
  and Secretary                                    Vice President-Human Resources

Glenn B. Rogers              56    April, 1983
  Senior Vice President-
  Gas Supply and Marketing

ITEM 2. PROPERTIES
    Cities' properties are located in operating areas as indicated on page 15, and consist primarily of approximately 7,064 miles of distribution and transmission mains and approximately 5,353 miles of service lines connecting the mains to customers' premises. The company also owns and operates ten peak shaving plants and a LNG plant, as well as underground storage fields which are used to supplement the supply of natural gas in periods of peak demand (see
Item 1.  Business.  "Utility Operations-Natural Gas Supply").

    Substantially all of Cities' property is subject to the lien of the Indenture of Mortgage securing Cities' First Mortgage Bonds. The following table sets forth the percentages of property located in the various operating divisions.

              DIVISION                             PERCENT
              --------                             -------
              Illinois/Tennessee/Missouri.......     26%
              Virginia/East Tennessee...........     25%
              Georgia/South Carolina............     20%
              Kansas/Iowa/Missouri..............     29%
                                                    ----
                                                    100%
                                                    ====

     The capital budget for the company for 1995 is approximately $41,700,000 (utility, $36,900,000 and non-utility, $4,800,000). Cities is constructing a twenty-eight mile main which will connect two of its fastest growing distribution systems located in Middle Tennessee and is designed to provide Cities' current customers with the lowest possible priced gas through increased gas supply flexibility. Included in the 1995 utility budget is approximately $5,000,000 related to this project, which is scheduled to be completed by the fall heating season of 1995. The company anticipates capital expenditures of approximately $28,400,000 in 1996 and $30,400,000 in 1997. These reflect the normal growth in Cities' service areas along with the increased demands for natural gas and propane (LP) service.

    Cities follows a regular program of improvements and additions to its properties. Utility plant additions during 1994 amounted to approximately $30,888,000 for system upgrading, relocations, and providing new mains, service
lines and metering equipment.   In addition, included in the 1994 capital
expenditures is $3,700,000 related to the construction of the twenty-eight mile main in Middle Tennessee. Total utility property at December 31, 1994 amounted to $403,121,000.

    Non-utility property additions during 1994 amounted to approximately $4,228,000 (UCG Energy, $4,111,000 and UCG Storage, $117,000). The majority of UCG Energy's 1994 additions are related to transportation equipment, rental equipment and facilities and propane related equipment. The upgrading of underground storage facilities accounts for the majority of property additions
for UCG Storage.   Gross non-utility property as of December 31, 1994 amounted to $71,222,000 (UCG Energy, $52,557,000 and UCG Storage, $18,665,000).

    The following table sets forth information with respect to utility property additions, excluding acquisitions, made by Cities during each of the five years ended December 31.

                          GROSS                      NET
              PERIOD    ADDITIONS   RETIREMENTS   ADDITIONS
              ------    ---------   -----------   ---------
                               (IN THOUSANDS)
              1990       $30,042       3,042       $27,000
              1991       $27,950       3,512       $24,438
              1992       $23,484       2,531       $20,953
              1993       $27,030       2,826       $24,204
              1994       $30,888       2,199       $28,689

     The company believes its facilities are suitable and adequate for the purpose of serving the needs of its customers.

ITEM 3. LEGAL PROCEEDINGS.
    Except as set forth in Item 1. Business, "Utility Operations-Regulation" and below, there is no material litigation involving the company as of December 31, 1994. There are certain claims which are adequately covered by liability insurance or reserves.

     The company was named, along with 26 other defendants, in a class action, anti-trust case filed March 5, 1993 in the United States District Court for the Eastern District of Tennessee, Knoxville Division (the Court). This action involves alleged price-fixing in the 1980's in eastern Tennessee. The Court denied the plaintiffs' class certification motions, but granted the plaintiffs the right to pursue individual claims against the defendants, including the company. The Tennessee Attorney General also filed a motion for class certification on behalf of all individuals and businesses in the east Tennessee area. In February, 1995, the company reached a settlement agreement with the Tennessee Attorney General, pending the Court's approval, in the amount of $80,000. The settlement agreement includes a provision which allows the company to cancel the settlement if 10% or more of the individual class members or business class members option out of the settlement class. The company has adequate reserves to cover the settlement of this case. However, management cannot predict the number, if any, of individual claims that may subsequently be filed related to this case. In management's opinion, the resolution of any individual claim subsequently filed will not have a material effect on the results of operations or financial condition of the company.

     During 1994, Cities discovered defects in the polyethylene piping installed in certain of its service areas. Cities has notified both the manufacturers of the defective piping and the state regulatory commissions in such service areas. An independent laboratory is conducting a study of the matter at the request of the gas industry and the manufacturers. Cities also continues to conduct its own investigation into the issue. Cities is unable to predict the extent of the problem or the expense which will be incurred to repair the defective piping but anticipates recovering the cost from the manufacturers or through the ratemaking process as a normal maintenance expense.

     Cities is the owner or previous owner of manufactured gas plant sites which were used to supply gas prior to the availability of natural gas. Manufactured gas was an inexpensive source of fuel for lighting and heating nationwide. As a result of the gas manufacturing process, certain by-products and waste materials, including coal-tar, were produced and may have been accumulated at the plant sites. This was an acceptable and satisfactory process at the time of operations. Under current environmental protection laws and regulations, Cities may be responsible for response action with respect to such materials, if response action is necessary.

     Cities identified a site in Columbus, Georgia, and along with other responsible parties, has performed response action. Cities' share of response action costs at this site totaled approximately $1,324,000. Of this amount, $1,275,000 was requested and approved to be recovered over a three year period in rates which were effective November, 1992. The approved amount did not include carrying costs on the deferred balance. Cities will request and expects approval to recover the remaining costs either in its next rate proceeding in Georgia or as an extension of the rider.

     Cities has joined with three other potentially responsible parties (PRPs) to fund a response investigation and feasibility study of a site in Keokuk, Iowa. Cities has incurred costs totaling $129,000 and has, based on available current information, accrued an additional $644,000 for its share of possible response action. Cities has deferred $494,000 of the accrued amount and expects approval for recovery in its next rate proceeding in Iowa. Cities has estimated that it may incur, if certain adverse conditions are found to exist, an additional $856,000 of response action costs at this site.

     Cities owns or may be the successor in interest to the previous owner of four additional former manufactured gas plant sites. Cities is unaware of any information which suggests that these sites give rise to a present health or environmental risk as a result of the manufactured gas process or that any response action will be necessary. Accordingly, Cities has not accrued any liabilities associated with these four sites.

     Pursuant to the Tennessee Petroleum Underground Storage Tank Act (the
Act), Cities is required to upgrade or remove certain underground storage tanks
(USTs) situated in Tennessee. As of December 31, 1994, Cities has identified eight USTs in this category in Tennessee and has incurred $30,000 and, based on available current information, accrued an additional $70,000 for the upgrade or removal of these USTs. Cities has estimated that it may incur, if certain adverse conditions are found to exist, additional costs of up to $380,000 to bring the sites into compliance with the Act. On October 4, 1994, the Tennessee Public Service Commission granted Cities permission to defer, until its next rate case, all costs incurred in connection with state and federally mandated environmental control requirements. In addition, Cities may be able to recover a portion of the corrective action costs from the State of Tennessee Trust Fund for all of the UST sites in Tennessee.

     Cities has identified three USTs in Virginia and has, based on available current information, accrued and deferred for recovery $23,000 as of December 31, 1994, for the closure of these sites. Cities has estimated that it may incur, if certain adverse conditions are found to exist, additional costs of up to $202,000 in responding to these sites. Cities expects recovery of any costs incurred related to the closure of these sites.

     Cities has reviewed and commented on a proposed Consent Order from the Kansas Department of Health and Environment (KDHE) regarding mercury contamination at gas pipeline sites. The KDHE has identified the need to investigate gas industry activities which utilize mercury equipment in Kansas. Cities is cooperating with the KDHE in preparing a Consent Order and a Work Plan for responding to mercury contamination at any site which is identified as exceeding the KDHE's established acceptable concentration levels. As of December 31, 1994, Cities has identified approximately 720 meter sites where mercury may have been used and has incurred $20,000 and, based on available current information, accrued and deferred for recovery an additional $280,000 for the investigation of these sites. Cities has estimated that it may incur an additional amount of up to $4,100,000 over the next seven years in responding to a future administrative order for those sites, if any, that exceed the KDHE's established acceptable concentration levels. Based on a recent decision by the Kansas State Corporation Commission concerning the recovery of environmental response action costs incurred by another company, Cities expects recovery of the costs involved in the investigation and response action associated with the mercury meter sites in Kansas.

     Management expects that future expenditures related to response action at any site will be recovered through rates or insurance, or shared among other PRPs. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations or financial condition of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                   PART II
ITEM 5. MARKET FOR CITIES' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                      APPROXIMATE NUMBER OF STOCKHOLDERS

                                                                                                   NUMBER OF
                                                                                                STOCKHOLDERS OF
                                                                                                 RECORD AS OF
    TITLE OF CLASS                                                                            DECEMBER 31, 1994
                                                                                              -----------------
    Common Stock, without par value...........................................................      7,124
                                                                                                   =======

    The Common Stock of Cities is traded over-the-counter on the NASDAQ National Market System under the symbol UCIT. The high and low closing sales prices compiled from quotations supplied by the NASDAQ National Market System Statistical Report were as follows:

                                                      1994                                      1993
                                        ----------------------------------       ----------------------------------
                                                                 DIVIDENDS                                DIVIDENDS
                                        HIGH       LOW           PER SHARE       HIGH        LOW          PER SHARE
                                        ----       ---           ---------       ----        ---          ---------
                       1st Quarter....   18 3/4    16               $.25         17 1/4      16             $.245
                       2nd Quarter....   17 1/4    15 1/2           $.25         18 1/4      17 1/4         $.245
                       3rd Quarter....   17 3/4    15 1/2           $.25         20 1/2      17             $.245
                       4th Quarter....   17 1/4    15 7/16          $.255        20 1/4      17 1/8         $.25

    At its regularly scheduled meeting held on January 28, 1995, the Board of Directors declared a quarterly dividend of $.255 per share. Dividends have been paid by Cities' for the past 158 consecutive quarters.

    The Common Stock is entitled to dividends when, as and if declared by the Board of Directors, subject to various limitations on the declaration or payment of dividends imposed by the provisions of Cities' Indenture of Mortgage and Articles of Incorporation. Under these provisions, none of the company's retained earnings at December 31, 1994, was unavailable to pay dividends on the Common Stock.


ITEM 6. SELECTED FINANCIAL DATA.

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                     1994             1993             1992              1991            1990
                                                   --------         --------         --------          --------        --------
                                                                   (In Thousands Except Per Share Data)
Operating Revenues..........................       $280,984         $287,507         $265,460          $239,155        $224,593
                                                   ========         ========         ========          ========        ========
Common Stock Earnings.......................       $ 12,093         $ 12,120         $ 10,104          $  7,741        $  3,211
                                                   ========         ========         ========          ========        ========
Common Stock Earnings Per Share.............       $   1.16         $   1.19         $   1.07          $   0.97        $   0.44
                                                   ========         ========         ========          ========        ========
Total Assets................................       $421,200         $401,520         $370,150          $368,283        $338,167
                                                   ========         ========         ========          ========        ========
Long-Term Debt..............................       $144,344         $151,843         $157,734          $127,430        $ 96,521
                                                   ========         ========         ========          ========        ========
Redeemable Preferred and Preference Stock...           -                -                -             $  1,352        $  1,483
                                                   ========         ========         ========          ========        ========
Cash Dividends Declared Per Common Share....       $  1.005         $  0.985         $  0.965          $   0.93        $   0.92
                                                   ========         ========         ========          ========        ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                                                             -
                                                                             -
                                                                             -

     The company is primarily a distributor of natural and propane gas serving approximately 325,000 customers in parts of ten states. The financial condition and results of operations of the company are significantly affected by the weather and the regulatory environment in the eight states in which it distributes natural gas. The following discussion focuses on the financial condition and results of operations for the company for the past three years and its future plans.

LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 1994, the company's capitalization ratios consisted of 45% common stock equity and 55% long-term debt. The company's goal is to have a common stock equity ratio of approximately 50%. This will enable the company to maintain its current credit integrity and continue to allow access to relatively low cost financing. The company plans to achieve its goal by the issuance of stock through public stock offerings and the employee stock purchase, customer stock purchase, dividend reinvestment and long-term stock plans; and increased retained earnings.
     A substantial portion of the company's cash requirements is to fund its ongoing construction program in order to provide natural gas services to a growing customer base. Capital expenditures for the company's utility and non-utility operations totaled $35,100,000, $31,000,000 and $28,900,000 in
1994, 1993 and 1992, respectively. In addition to its ongoing construction program, the company is constructing a twenty-eight mile main which will connect two of its fastest growing distribution systems located in Middle Tennessee and is designed to provide the company's current customers with the lowest possible priced gas through increased gas supply flexibility. Included in the 1994 utility capital expenditures stated above is $3,700,000 related to this project. Capital expenditures totaling $36,900,000 for the utility operations and $4,800,000 for the non-utility operations are budgeted for 1995. Included in the 1995 utility budget is approximately $5,000,000 related to the Middle Tennessee project, which is scheduled to be completed by the fall heating season of 1995. Total capital expenditures for 1996 and 1997 are expected to be approximately $28,400,000 and $30,400,000, respectively.
     The nature of the company's business is highly seasonal and weather sensitive. During 1994, 71% of the company's revenues were attributable to gas sold in the first and fourth quarters. During the non-heating season, the company uses short-term debt as a means of funding its ongoing construction program and working capital requirements, which includes the purchase of gas for storage to be used during the heating season. The short-term debt is retired with cash from operations or long-term securities, whichever management deems appropriate. At December 31, 1994, the company had total short-term lines of credit of $84,000,000 in the form of master and banker's acceptance notes bearing interest primarily at the lesser of prime or a negotiated rate during the term of each borrowing. Under these arrangements, $46,188,000 in short-term debt was outstanding at December 31, 1994.
     The company has filed a shelf registration statement with the Securities and Exchange Commission (SEC) and the appropriate regulatory authorities which, when declared effective by the SEC and approved by such regulatory authorities, will give the company the flexibility to issue from time to time in one or more public offerings up to $200,000,000 of its securities which may include common stock, unsecured notes and/or first mortgage bonds. Proceeds from the issuance of securities under the company's shelf registration statement may be used to retire long-term debt, repay short-term borrowings, finance the company's construction program and for other corporate purposes. The company plans to issue between $45,000,000 and $55,000,000 in securities under the shelf registration statement during 1995.
     In 1994, the company implemented a customer stock purchase plan whereby residents in the company's service territory can make a one-time purchase of common stock at a 5% discount below the average market value. A participant can invest any amount ranging from $250 to $10,000. During 1994, 147,148 shares of common stock were issued under the new plan resulting in net proceeds to the company of approximately $2,099,000.
     In May, 1992, the company issued 1,380,000 shares of common stock in a public offering, resulting in net proceeds of approximately $17,400,000. The proceeds from this offering were used to repay short-term borrowings, finance the company's construction program and for other corporate purposes.
     The company did not issue any long-term debt in 1994. In 1993 and 1992, the company issued long-term debt of $150,000 and $43,750,000, respectively. The proceeds of long-term debt in 1992 included the issuance of Series U and V First Mortgage Bonds totaling $30,000,000, a senior secured term note of $5,500,000 in United Cities Gas Storage Company, and $8,250,000 of long-term debt in UCG Energy Corporation. The proceeds of these debt issuances were used to repay short-term borrowings, finance the company's ongoing construction program and for other corporate purposes. At December 31, 1994, the company had bondable property to support a first mortgage bond issuance of approximately $41,300,000. In connection with the filing of the shelf registration statement, the company plans to enter into an indenture

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

 -
 -
 -
         under which the company may issue, without limitation as to aggregate principal amount, unsecured notes.
                In 1995, capital expenditures, long-term debt maturities, sinking fund requirements and dividend payments are expected to be provided by internally generated cash, issuance of stock through the company's various stock purchase plans, short-term borrowings and issuances of securities under the shelf registration statement.

         REGULATORY MATTERS
                Effective April 1, 1993, the Virginia State Corporation Commission issued an order stating that the company's current authorized rates in that state be considered interim and subject to refund pending an investigation to determine whether the company was earning more than its authorized rate of return and whether the authorized rate of return at that time was appropriate. In addition, the commission staff alleged that the company overcollected gross receipts tax from its customers for the years 1988 through mid-1993. In an order issued in November, 1994, the commission reduced the company's authorized rate of return in Virginia from 11.26% to 10.26%, resulting in a reduction in annual revenues of $218,000. This reduction was effective April 1, 1993. Excess revenues of approximately $370,000, plus interest, collected under interim rates through December 31, 1994, are to be refunded to the company's customers. In addition, the commission concluded that the company had overcollected gross receipts tax from its customers from 1988 through mid-1993 and ordered a refund of $301,000, plus interest. The company has adequate reserves to cover its liability related to the order.
                In 1991, the Illinois Commerce Commission ordered the company to refund approximately $260,000 related to the reconciliation of the Purchased Gas Adjustment (PGA) recovery mechanism for 1988. The company filed an appeal with the Appellate Court of Illinois which in September, 1992, issued a decision upholding the commission's decision. The company filed an appeal with the Illinois Supreme Court which in September, 1994, upheld the commission's and lower court's decision. The company asked for rehearing of this decision which was subsequently denied. The company will refund the $260,000, plus interest, beginning in 1995 and has adequate reserves to cover its liability.
                Effective February 7, 1995, the company received an annual rate increase of $253,000 in the state of South Carolina. The company had filed on August 8, 1994, to increase rates by $341,000 on an annual basis.
                On January 27, 1995, the company filed to increase rates on an annual basis by $4,200,000 in the state of Kansas. On November 8, 1994, the company filed to increase rates by $1,100,000 on an annual basis in the state of Missouri. The company expects that any increase granted in these two states will be effective by the third quarter of 1995.
                Effective July, 1993, the Missouri Public Service Commission authorized an annual rate increase in the amount of $425,000 in Missouri. The company had filed to increase rates by $1,200,000 on an annual basis. Effective January 12, 1993, the company received an annual rate increase of $915,000 in the state of Kansas. The company had filed to increase rates by $6,300,000 on an annual basis.
                Effective November 1, 1992, the company was granted an annual rate increase of $1,900,000 in Georgia. This amount included an annual increase of $1,475,000 in revenue and a rider for an additional $425,000 to be collected in each of the three years after November 1, 1992, related to the response action costs incurred at a manufactured gas plant site. The company had requested an increase of $3,200,000 in Georgia.
                Effective October 1, 1992, the company received an annual rate increase of $1,700,000 in the state of Tennessee. The company had filed to increase rates by $2,900,000 on an annual basis. As a part of a settlement agreement entered into in connection with the rate increase, the company agreed to a management audit. The management audit report was issued in 1994. Management agreed with a majority of the recommendations made by the auditors and a number of recommendations are currently in the process of being implemented. Other recommendations are being evaluated and may be implemented in the future. In April, 1995, the company will report to the Tennessee Public Service Commission its progress in addressing the issues raised by the auditors. Management does not believe that the implementation of the recommendations will have a material effect on the company's results of operations or financial condition.
                In 1990, the company received an order from the Kansas State Corporation Commission allowing the company to defer, pending approval in rate cases, certain safety-related costs, depreciation on safety-related capital expenditures, and carrying charges on the total. As of December 31, 1991, costs totaling $1,378,000 and $2,706,000 were deferred for the years 1991 and 1990, respectively. The Kansas commission approved in rates effective January, 1993, deferral and recovery of $949,000 and $1,275,000 related to 1991 and 1990, respectively. Each of these amounts are being amortized over a five year period. The company expensed in 1992 the difference in the approved cost and the cost previously deferred.
                In addition, in 1990 and 1992, the Missouri Public Service Commission issued orders allowing the

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                              -
                                                                              -
                                                                              -

company to defer, pending approval in rate cases, similar safety-related costs. In 1989 through 1992, costs of $833,000 were deferred. After reaching stipulated agreements in rate proceedings, the company discontinued deferring these costs and began amortizing $600,000 in 1992 and $233,000 in 1993 over five year periods.
     The Georgia and Tennessee Public Service Commissions have approved Weather Normalization Adjustments (WNAs). The WNAs, effective October through May each year in Georgia and November through April each year in Tennessee, allow the company to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was an increase in revenues of $2,050,000, $324,000 and $1,038,000 in 1994, 1993 and 1992, respectively.

ENVIRONMENTAL MATTERS
     The company is the owner or previous owner of manufactured gas plant sites which were used to supply gas prior to the availability of natural gas. Manufactured gas was an inexpensive source of fuel for lighting and heating nationwide. As a result of the gas manufacturing process, certain by-products and waste materials, including coal-tar, were produced and may have been accumulated at the plant sites. This was an acceptable and satisfactory process at the time of operations. Under current environmental protection laws and regulations, the company may be responsible for response action with respect to such materials, if response action is necessary.
     The company identified a site in Columbus, Georgia, and along with other responsible parties, has performed response action. The company's share of response action costs at this site totaled approximately $1,324,000. Of this amount, $1,275,000 was requested and approved to be recovered over a three year period in rates which were effective November, 1992. The approved amount did not include carrying costs on the deferred balance. The company will request and expects approval to recover the remaining costs either in its next rate proceeding in Georgia or as an extension of the rider.
     The company has joined with three other potentially responsible parties
(PRPs) to fund a response investigation and feasibility study of a site in Keokuk, Iowa. The company has incurred costs totaling $129,000 and has, based on available current information, accrued an additional $644,000 for its share of possible response action. The company has deferred $494,000 of the accrued amount and expects approval for recovery in its next rate proceeding in Iowa. The company has estimated that it may incur, if certain adverse conditions are found to exist, an additional $856,000 of response action costs at this site.
     The company owns or may be the successor in interest to the previous owner of four additional former manufactured gas plant sites. The company is unaware of any information which suggests that these sites give rise to a present health or environmental risk as a result of the manufactured gas process or that any response action will be necessary. Accordingly, the company has not accrued any liabilities associated with these four sites.
     Pursuant to the Tennessee Petroleum Underground Storage Tank Act (the
Act), the company is required to upgrade or remove certain underground storage tanks (USTs) situated in Tennessee. As of December 31, 1994, the company has identified eight USTs in this category in Tennessee and has incurred $30,000 and, based on available current information, accrued an additional $70,000 for the upgrade or removal of these USTs. The company has estimated that it may incur, if certain adverse conditions are found to exist, additional costs of up to $380,000 to bring the sites into compliance with the Act. On October 4, 1994, the Tennessee Public Service Commission granted the company permission to defer, until its next rate case, all costs incurred in connection with state and federally mandated environmental control requirements. In addition, the company may be able to recover a portion of the corrective action costs from the State of Tennessee Trust Fund for all of the UST sites in Tennessee.
     The company has identified three USTs in Virginia and has, based on available current information, accrued and deferred for recovery $23,000 as of December 31, 1994, for the closure of these sites. The company has estimated that it may incur, if certain adverse conditions are found to exist, additional costs of up to $202,000 in responding to these sites. The company expects recovery of any costs incurred related to the closure of these sites.
     The company has reviewed and commented on a proposed Consent Order from the Kansas Department of Health and Environment (KDHE) regarding mercury contamination at gas pipeline sites. The KDHE has identified the need to investigate gas industry activities which utilize mercury equipment in Kansas. The company is cooperating with the KDHE in preparing a Consent Order and a Work Plan for responding to mercury contamination at any site which is identified as exceeding the KDHE's established acceptable concentration levels. As of December 31, 1994, the company has identified approximately 720 meter sites where mercury may have been used and has incurred $20,000 and, based on available current information,

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

 -
 -
 -

         accrued and deferred for recovery an additional $280,000 for the investigation of these sites. The company has estimated that it may incur an additional amount of up to $4,100,000 over the next seven years in responding to a future administration order for those sites, if any, that exceed the KDHE's established acceptable concentration levels. Based on a recent decision by the Kansas State Corporation Commission concerning the recovery of environmental response action costs incurred by another company, the company expects to be allowed recovery of the costs involved in the investigation and response action associated with the mercury meter sites in Kansas.
              Management expects that future expenditures related to response action at any site will be recovered through rates or insurance, or shared among other PRPs. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations or financial condition of the company.

         GAS SUPPLY
                In 1992, the Federal Energy Regulatory Commission (FERC) issued Orders 636, 636-A, and 636-B. These orders required interstate pipelines to unbundle or separate gas sales, transportation and storage services by the 1993-1994 winter season. The pipeline sales services were previously combined and sold as a single service. The unbundling of these services has allowed the company more flexibility in selecting and managing the type of services required to provide its customers with the lowest possible priced gas while maintaining reliable gas supply.
                The FERC has permitted pipelines to recover from their customers, including the company, the prudently incurred costs of implementing these orders, referred to as transition costs. As of December 31, 1994 and 1993, based on current pipeline transition cost filings with the FERC, the company had accrued and deferred $6,739,000 and $1,845,000, respectively, as its estimated share of the remaining liability related to these transition costs. Because there are pipeline requests not yet filed with the FERC, the 1994 estimate may differ from the final amount of future transition costs recovered from the company. The company has been granted permission through approved PGA filings or specific orders in all the states in which it operates to recover these transition costs from its customers.
                The company's pipeline suppliers have liabilities to producers for payments under purchase contracts for quantities of gas for which deliveries have not been taken. Pipeline suppliers received permission from the FERC to recover from their customers, including the company, a portion of their take-or-pay liabilities. The company has been granted permission in all of the states in which it operates to recover from its customers any take-or-pay costs. Total deferred but unrecovered take-or-pay costs were $2,415,000 and $2,384,000 as of December 31, 1994 and 1993, respectively.

         ACQUISITIONS
                During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI will receive $5,000,000 in the company's common stock, pending regulatory approval, and $750,000 in cash and may, if certain earnings targets are met, receive an additional payment of $1,000,000 to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC will provide gas marketing services to industrial customers, municipalities and local distribution companies. UCG Energy will utilize equity accounting, effective January 1, 1995, for the acquisition.
                Effective January 1, 1995, United Cities Propane Gas of Tennessee, Inc. (UCPT), a wholly owned subsidiary of UCG Energy, purchased substantially all of the assets of Harrell Propane, Inc. for approximately $1,383,000. In addition, the subsidiary entered into ten year non-compete agreements with the prior owners for $250,000, to be paid over an eight year period. This acquisition added approximately 1,300 propane customers in the Murfreesboro, Tennessee area.
                Effective April 14, 1994, UCPT purchased all of the assets of Hurley's Propane Gas for approximately $938,000. In addition, the subsidiary entered into ten year non-compete agreements with the prior owners for $100,000, to be paid over a five year period. This acquisition added approximately 700 propane customers in the Morristown, Tennessee area.
                Effective March 1, 1994, the company purchased the natural gas system in Palmyra, Missouri from Western Resources, Inc. for approximately $665,000. The company also obtained a ten year non-compete agreement. Consideration for the agreement is contingent upon volumes sold to a certain industrial customer with payments made over a three year period, not to exceed $720,000. The system serves approximately 1,400 natural gas customers.

                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                            -
                                                                            -
                                                                            -

     Effective August 1, 1993, UCPT purchased the issued and outstanding shares of common stock of High Country Propane, Inc. for $1,600,000, less liabilities assumed of $820,000. Additionally, the subsidiary obtained a ten year non-compete agreement for $100,000, to be paid over a five year period. This acquisition added approximately 1,400 propane customers in the Boone, North Carolina area.

ACCOUNTING PRONOUNCEMENTS
     In November, 1992, the Financial Accounting Standards Board (FASB) issued Statement No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." This statement, which the company adopted effective January 1, 1994, requires the company to accrue any obligations which may exist to provide benefits to former or inactive employees after employment but before retirement. Due to the limited nature of the postemployment benefits provided by the company, most of which were already being accrued, the implementation of SFAS 112 did not have a material effect on the company's results of operations or financial condition.
     In February, 1992, the FASB issued Statement No. 109 (SFAS 109), "Accounting for Income Taxes." The company adopted SFAS 109 in 1993 and did not restate prior periods. Implementation of SFAS 109 required conversion to the liability method of accounting for deferred income taxes. Lower income tax rates resulting from the Tax Reform Act of 1986 resulted in excess accumulated deferred income taxes (ADIT) which are being amortized to reduce tax expense for accounting and ratemaking purposes. Tax law requires that excess ADIT related to accelerated depreciation be used to reduce tax expense over the lives of the related assets. There is no such normalization requirement for nonregulated excess ADIT and the related deferred tax liability was reversed in accordance with the new statement. The cumulative increase in net income resulting from the change in the accounting method for income taxes was approximately $443,000, and was included in UCG Energy's net income in 1993.
     In December, 1990, the FASB issued Statement No. 106 (SFAS 106), "Employers Accounting for Postretirement Benefits Other Than Pensions." The company adopted the statement effective January 1, 1993. The statement requires the company to record the expected costs of postretirement health and life insurance benefits during the years the employees render service. This was a change from the company's previous policy of recognizing these costs on a cash basis. The annual cash payments for such benefits were $807,000 in 1992. Costs related to these benefits calculated in accordance with SFAS 106 amounted to $1,649,000 and $1,331,000 in 1994 and 1993, respectively. The accumulated benefit obligation of $8,894,000 existing at January 1, 1993, is being amortized over a twenty year period as allowed by SFAS 106.
      The company has received approval to recover SFAS 106 costs in South Carolina, Kansas, Iowa and Illinois. The Tennessee commission has approved the recovery of these costs and is allowing the company to defer the difference between cash payments and SFAS 106 expense until the next rate proceeding in that state. The Virginia commission has approved the recovery of SFAS 106 costs in rates. However, the accumulated benefit obligation will be recovered over forty years as opposed to the twenty year amortization period allowed by SFAS
106. The Georgia and Missouri commissions did not render decisions on SFAS 106 in the company's last rate proceedings in those states. However, the Missouri legislature has subsequently passed a statute allowing utilities to recover SFAS 106 costs. As required by some commissions, the company has established a trust fund to accumulate the difference between the cash payments for postretirement benefits and SFAS 106 expense.

INTERNAL REVENUE SERVICE AUDIT
      The Internal Revenue Service (IRS) is currently reviewing the company's consolidated federal income tax returns for the years 1991 through 1993. As of December 31, 1994, the revenue agent had not issued a report. Management does not believe that the revenue agent's report, when issued, will contain any adjustments that will materially affect the results of operations or financial condition of the company.
       The IRS has reviewed the consolidated federal income tax returns of the company for the years 1986 through 1990. The company was assessed additional tax of $3,100,000 and interest of $1,400,000 for the periods reviewed. A substantial amount of the tax assessments were related to items which were timing differences. The company will be able to deduct these items in future periods. Timing differences have no effect on the results of operations of the company. In 1993, the company expensed the interest related to the tax assessments.

CONTINGENCIES
       The company was named, along with 26 other defendants, in a class action, anti-trust case filed March 5, 1993 in the United States District Court for the Eastern District of Tennessee, Knoxville Division (the Court). This action involves alleged price-fixing in the 1980s in eastern Tennessee. The Court denied the plaintiffs' class certification motions, but granted the plaintiffs the right to pursue individual claims against

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

 -
 -
 -
         the defendants, including the company. The Tennessee Attorney General also filed a motion for class certification on behalf of all individuals and businesses in the east Tennessee area. In February, 1995, the company reached a settlement agreement with the Tennessee Attorney General, pending the Court's approval, in the amount of $80,000. The settlement agreement includes a provision which allows the company to cancel the settlement if 10% or more of the individual class members or business class members option out of the settlement class. The company has adequate reserves to cover the settlement of this case. However, management cannot predict the number, if any, of individual claims that may subsequently be filed related to this case. In management's opinion, the resolution of any individual claim subsequently filed will not have a material effect on the results of operations or financial condition of the company.
                During 1994, the company discovered defects in the polyethylene piping installed in certain of its service areas. An independent laboratory is conducting a study of the matter at the request of the gas industry and the manufacturers. The company also continues to conduct its own investigation into the issue. The company is unable to predict the extent of the problem or the expense which will be incurred to repair the defective piping but anticipates recovering the cost from the manufacturers or through the ratemaking process as a normal maintenance expense.
                The company is involved in other legal or administrative proceedings before various courts and agencies with respect to rates and other matters. Although unable to predict the outcome of these matters, it is management's opinion that final disposition of these proceedings will not have a material effect on the company's results of operations or financial condition.

         IMPACT OF INFLATION
                The company experiences the effect of inflation primarily through the cost of materials, labor and related employee benefits, and services. Since the company can only adjust its rates to recover these additional costs in the utility operation through the regulatory process, increased costs may have a significant impact on its results of operations. Management continually assesses the need to file for rate increases in each of the states in which the company operates. The company has purchased gas adjustment clauses which permit any fluctuations in gas costs to be passed through to its customers, subject to prudency and/or administrative reviews by the commissions in the states in which the company operates.

         RESULTS OF OPERATIONS
         CONSOLIDATED COMMON STOCK EARNINGS AND DIVIDENDS
                The company had consolidated common stock earnings of $12,093,000 or $1.16 per share in 1994, a decrease of $27,000 or $0.03 per share from 1993 earnings. Earnings of $12,120,000 or $1.19 per share in 1993 represented an increase of $2,016,000 or $0.12 per share from 1992. The increase from 1992 to 1993 can be attributed primarily to colder weather and rate increases granted.
                The company's annual dividend paid per share was $1.005 in 1994. Effective with the fourth quarter of 1994, the company increased its quarterly dividend rate from $0.25 to $0.255 per share. This change increased the anticipated annual dividend rate to $1.02 per share.

         OPERATING MARGIN
                Although natural gas volumes decreased because of warmer weather in 1994 as compared to 1993, the operating margin of $108,016,000 in 1994 represented an increase of $1,517,000 over the 1993 margin of $106,499,000. The increase in operating margin was a result of volumes sold to new residential and commercial customers; the additional revenues from certain interruptible customers who did not go off the company's system when curtailed during the first quarter of 1994; the rate increase effective July, 1993 in Missouri; and the Palmyra acquisition in March, 1994. The effect of these increases was partially offset by warmer weather in those states where rates are not weather normalized. The operating margin increased $7,199,000 from 1992 to 1993. The increase was due primarily to increased volumes sold as a result of colder weather and rate increases in Missouri and Kansas in 1993 and in Tennessee and Georgia in 1992.

         OPERATING EXPENSES
                Operations and maintenance expenses increased $382,000 from $56,922,000 in 1993 to $57,304,000 in 1994. Operations and maintenance expenses also increased from $56,288,000 in 1992 to $56,922,000 in 1993. The additional expenses in both years were primarily due to normal increases in operating expenses, partially offset by a reduction in medical expenses. Depreciation and amortization expense increased $830,000 in 1994 and $1,416,000 in 1993 from the prior year periods primarily due to additional plant in service.

                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                              -
                                                                              -
                                                                              -


INTEREST
      Interest expense decreased from $15,048,000 in 1993 to $14,087,000 in 1994. Interest on long-term debt decreased $405,000 due to the retirement of long-term debt. Other interest charges decreased $556,000 primarily because of the 1993 assessment of interest related to the settlement of the Internal Revenue Service Audit for the years 1986 through 1990, partially offset by increased interest on short-term debt during 1994.
      Interest on long-term debt increased $1,023,000 in 1993 from 1992 due to interest on Series U and V First Mortgage Bonds issued in 1992, partially offset by the retirement of other long-term debt. Other interest charges increased $1,326,000 in 1993 primarily because of the assessment of interest related to the settlement of the Internal Revenue Service Audit.

SUBSIDIARY OPERATIONS
      Subsidiary operations contributed 35.4%, 35.0% and 42.0% of the company's common stock earnings in 1994, 1993 and 1992, respectively. The following is a discussion of the results of operations of the company's subsidiaries, UCG Energy Corporation and United Cities Gas Storage Company.

UCG ENERGY CORPORATION
      Revenues decreased from $38,909,000 in 1993 to $38,383,000 in 1994 primarily due to a decrease in gas brokerage sales to municipalities, industrial and other customers and secondarily, a decrease in the sale of energy-related products in the Utility Services Division. This decrease was partially offset by an increase in revenues in the Propane Division generated by additional wholesale volumes sold as well as additional volumes sold resulting from the acquisitions of Hurley's Propane Gas in April, 1994, and High Country Propane, Inc. in August, 1993. The Rental Division had a moderate decrease in revenues due to lower rental rates on certain rental units in service.
      Revenues increased from $32,483,000 in 1992 to $38,909,000 in 1993 primarily due to an increase in gas brokerage sales to municipalities, industrial and other customers by the Utility Services Division. The Rental Division had a moderate increase in revenues on additional rental units placed into service. Revenues in the Propane Division increased as a result of additional volumes sold due to colder weather and the acquisition of High Country Propane, Inc., as well as increased prices on volumes sold.
      Operating expenses decreased from $28,784,000 in 1993 to $27,986,000 in 1994. This $798,000 decrease can largely be attributed to the decrease in the cost of sales as a result of reduced sales in the Utility Services Division. This decrease was partially offset by an increase in cost of sales in the Propane Division on additional wholesale volumes sold, as well as additional volumes sold due to the acquisitions of Hurley's Propane Gas and High Country Propane, Inc. Operating expenses increased from $22,360,000 in 1992 to $28,784,000 in 1993. This increase was generally due to the cost of additional gas brokerage sales in the Utility Services Division. The increase in operating expenses in the Propane Division was a combination of additional volumes sold, an increase in the wholesale cost of those volumes and the acquisition of High Country Propane, Inc.
      Interest expense decreased from $1,049,000 in 1993 to $773,000 in 1994. This decrease was primarily the result of the assessment of interest related to the settlement of the Internal Revenue Service Audit which occurred in 1993. In addition, long-term interest expense decreased in all divisions due to the retirement of certain long-term debt. Interest expense increased from $882,000 in 1992 to $1,049,000 in 1993 principally due to the assessment of interest related to the settlement of the Internal Revenue Service Audit.
      A decision to discontinue the distribution of energy-related products by the Utility Services Division was made by management in June, 1994. The discontinuance of this activity is not expected to materially affect the results of operations or financial condition of the company and is expected to be completed by mid-1995.
      Net income for UCG Energy was $3,750,000, $3,775,000 and $3,681,000 in
1994, 1993 and 1992, respectively.

UNITED CITIES GAS STORAGE COMPANY
      United Cities Gas Storage Company's net income increased from $468,000 in 1993 to $526,000 in 1994. The $58,000 increase was primarily a result of increased revenues for storage services provided primarily to the utility company, partially offset by increased operating expenses. Net income was $468,000 in 1993 compared to $558,000 in 1992. The decrease in income from 1992 to 1993 was primarily a result of increased operating and depreciation expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                             PAGE
                                                                                                             ----
    Financial Statements:
        Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992..............  30
        Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992..........  31
        Consolidated Balance Sheets as of December 31, 1994 and 1993........................................  32
        Consolidated Statements of Capitalization as of December 31, 1994 and 1993..........................  33
        Consolidated Statements of Retained Earnings, Capital Surplus and Common Stock for the
          years ended December 31, 1994, 1993 and 1992......................................................  34
        Notes to Consolidated Financial Statements..........................................................  35
        Quarterly Financial Data............................................................................  44
        Report of Independent Public Accountants............................................................  45
        Consolidated Financial and Operating Data...........................................................  46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                   PART III
ITEM 10, 11, 12, AND 13, constituting Part III of the Form 10-K, have been omitted from this annual report pursuant to the provisions of Instruction G to Form 10-K, since a definitive proxy statement, which is incorporated herein by reference, except for the report of the compensation committee of the board of directors and the performance graph, will be filed on or about March 30, 1995. Information required for executive officers is included in Part I, Item 1.

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)  (1)  Financial Statements:
                See Part II, Item 8

       (2)  Financial Statement Schedules:                                  Page
                                                                            ----
              Report of Independent Public Accountants.....................  51
                Schedule
                 Number
                --------
                 II    Reserves............................................  52
                 III   Condensed Financial Information of Registrant.......  53

                          All other schedules are not submitted because they
                       are not applicable or because the required information is included in the financial statements or notes thereto.

                          Individual financial statements of United Cities Gas
                       Company are omitted as Cities is primarily an operating company and the subsidiaries (UCG Energy Corporation, United Cities Propane Gas of Tennessee, Inc., UCG Leasing, Inc., and United Cities Gas Storage Company) included in the consolidated financial statements are wholly-owned.

       (3)  Exhibits filed:

              A complete listing of exhibits required is given in the Exhibit Index (page 54) which precedes the exhibits filed with this report. A list of the compensation plans is set forth below.

              10.01 Annual Incentive Compensation Plan effective January 1, 1989, as revised.

              10.02 Supplemental Executive Retirement Compensation Agreement, as revised, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

              10.03 Long-Term Stock Plan of 1989, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

              10.04 Directors' Deferred Compensation Plan effective February 1, 1992, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

  (b)  Reports filed on Form 8-K:
              The Company was not required to file any reports on Form 8-K for the quarter ended December 31, 1994.


  (c)  Exhibits filed:
              A complete listing of exhibits required is given in the Exhibit Index (page 54) which precedes the exhibits filed with this report.

  (d)  Financial Statements Omitted from Annual Report to Security Holders:
              None.

CONSOLIDATED STATEMENTS OF INCOME
United Cities Gas Company & Subsidiaries

- -
- -
- -
For the Years Ended December 31,                                            1994          1993          1992
- --------------------------------------------------------------------------------------------------------------
(In Thousands, except per share data)
OPERATING REVENUES........................................................ $280,984     $287,507      $265,460
   Natural gas cost.......................................................  172,968      181,008       166,160
- --------------------------------------------------------------------------------------------------------------
OPERATING MARGIN..........................................................  108,016      106,499        99,300
- --------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSES:
   Operations.............................................................   51,299       50,852        49,299
   Maintenance............................................................    6,005        6,070         6,989
   Depreciation and amortization..........................................   13,934       13,104        11,688
   Federal and state income taxes.........................................    3,873        3,475         2,713
   Other taxes............................................................   10,739       10,285        10,375
- --------------------------------------------------------------------------------------------------------------
      Total other operating expenses......................................   85,850       83,786        81,064
- --------------------------------------------------------------------------------------------------------------
OPERATING INCOME..........................................................   22,166       22,713        18,236
- --------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Operations of UCG Energy Corporation--
      Revenues............................................................   38,383       38,909        32,483
      Operating expenses..................................................   27,986       28,784        22,360
      Interest expense....................................................      773        1,049           882
      Depreciation and amortization.......................................    3,580        3,466         3,443
      Federal and state income taxes......................................    2,294        1,835         2,117
- --------------------------------------------------------------------------------------------------------------
                                                                              3,750        3,775         3,681
- --------------------------------------------------------------------------------------------------------------
   Net income of United Cities Gas Storage Company........................      526          468           558
- --------------------------------------------------------------------------------------------------------------
   Other income (expense), net............................................     (262)         242           442
- --------------------------------------------------------------------------------------------------------------
      Income before interest charges......................................   26,180       27,198        22,917
- --------------------------------------------------------------------------------------------------------------
INTEREST CHARGES:
   Interest on long-term debt.............................................   12,350       12,755        11,732
   Other interest charges.................................................    1,737        2,293           967
- --------------------------------------------------------------------------------------------------------------
      Total interest charges..............................................   14,087       15,048        12,699
- --------------------------------------------------------------------------------------------------------------
NET INCOME................................................................   12,093       12,150        10,218
PREFERRED AND PREFERENCE STOCK DIVIDENDS..................................       --           30           114
- --------------------------------------------------------------------------------------------------------------
COMMON STOCK EARNINGS..................................................... $ 12,093     $ 12,120      $ 10,104
==============================================================================================================
COMMON STOCK EARNINGS PER SHARE........................................... $   1.16     $   1.19      $   1.07
==============================================================================================================
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............................   10,409       10,197         9,459
==============================================================================================================
COMMON STOCK DIVIDENDS PER SHARE.......................................... $  1.005     $   .985      $   .965
==============================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      United Cities Gas Company & Subsidiaries

                                                                                                             -
                                                                                                             -
                                                                                                             -
For the Years Ended December 31,                                                1994        1993        1992
- --------------------------------------------------------------------------------------------------------------
(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................................ $ 12,093    $ 12,150    $ 10,218
- --------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Depreciation and amortization..........................................   17,880      17,130      15,509
      Deferred taxes.........................................................    1,301         611       1,985
      Investment tax credits, net............................................     (370)       (374)       (393)
      Loss (gain) on sale of assets..........................................      (15)         22           6
      Changes in current assets and current liabilities:
         Receivables.........................................................    7,032        (448)     (5,978)
         Materials and supplies..............................................      193         757         360
         Gas in storage......................................................     (468)    (18,641)      1,535
         Gas costs to be billed in the future................................   (7,911)     (2,171)     12,675
         Prepayments and other...............................................    1,007        (544)        912
         Accounts payable....................................................   (8,437)      9,906     (14,673)
         Customer deposits and advance payments..............................    2,190       1,540      (1,122)
         Accrued interest....................................................   (1,112)        934         (14)
         Supplier refunds due customers......................................    1,227      (4,159)       (208)
         Accrued taxes.......................................................    2,489      (7,421)      3,816
         Other, net..........................................................      424       2,499       2,213
- --------------------------------------------------------------------------------------------------------------
            Total adjustments................................................   15,430        (359)     16,623
- --------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities.....................   27,523      11,791      26,841
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property--utility............................................  (30,888)    (27,030)    (23,484)
   Additions to property--non-utility........................................   (4,228)     (3,937)     (5,403)
- --------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities.........................  (35,116)    (30,967)    (28,887)
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net................................................   23,325      22,863     (38,955)
   Proceeds from issuance of long-term debt..................................       --         150      43,750
   Proceeds from issuance of common stock....................................    3,262       1,949      18,241
   Long-term debt retirements................................................   (7,833)     (4,578)    (11,471)
   Dividends paid............................................................   (9,215)     (8,947)     (8,313)
   Redemption of preferred stock.............................................       --        (106)       (648)
- --------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities.....................    9,539      11,331       2,604
- --------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS....................    1,946      (7,845)        558
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF YEAR..........................      798       8,643       8,085
- --------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY INVESTMENTS AT END OF YEAR................................ $  2,744    $    798    $  8,643
==============================================================================================================
CASH PAID DURING THE PERIOD FOR:
   Interest, net of amounts capitalized...................................... $ 16,946    $ 16,127    $ 14,494
==============================================================================================================
   Income taxes.............................................................. $  3,720    $ 11,958    $  3,162
==============================================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Dividends reinvested...................................................... $  1,254    $  1,130    $  1,081
==============================================================================================================

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED BALANCE SHEETS
United Cities Gas Company & Subsidiaries

- -
- -
- -
As of December 31,                                                                        1994          1993
- --------------------------------------------------------------------------------------------------------------
(In Thousands)
ASSETS
UTILITY PLANT:
   Plant in service, at cost........................................................... $403,121      $374,205
      Less--accumulated depreciation.................................................... 139,715       127,856
- --------------------------------------------------------------------------------------------------------------
                                                                                         263,406       246,349
- --------------------------------------------------------------------------------------------------------------
NON-UTILITY PROPERTY:
   Property, plant and equipment.......................................................   71,222        68,082
      Less--accumulated depreciation....................................................  22,272        19,843
- --------------------------------------------------------------------------------------------------------------
                                                                                          48,950        48,239
- --------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and temporary investments......................................................    2,744           798
   Receivables, less allowances for uncollectible accounts of $1,017 in 1994
    and $1,150 in 1993.................................................................   43,330        50,362
   Materials and supplies..............................................................    5,180         5,373
   Gas in storage......................................................................   26,451        25,983
   Gas costs to be billed in the future................................................   15,957         8,046
   Prepayments and other...............................................................    2,046         3,053
- --------------------------------------------------------------------------------------------------------------
                                                                                          95,708        93,615
- --------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES:
   Unamortized debt discount and expense, net..........................................    2,694         2,788
   Non-compete agreements, net.........................................................    3,697         3,952
   Deferred system improvement costs, net..............................................    1,425         2,036
   Other deferred charges..............................................................    5,320         4,541
- --------------------------------------------------------------------------------------------------------------
                                                                                          13,136        13,317
- --------------------------------------------------------------------------------------------------------------
                                                                                        $421,200      $401,520
==============================================================================================================
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common stock equity................................................................. $118,028      $111,888
   Long-term debt......................................................................  144,344       151,843
- --------------------------------------------------------------------------------------------------------------
                                                                                         262,372       263,731
- --------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Current portion of long-term obligations............................................    6,068         6,402
   Notes payable.......................................................................   46,188        22,863
   Accounts payable for gas costs......................................................   26,185        33,271
   Other accounts payable..............................................................    2,988         4,339
   Accrued taxes.......................................................................    6,375         3,886
   Customer deposits and advance payments..............................................   14,173        11,983
   Accrued interest....................................................................    3,345         4,457
   Supplier refunds due customers......................................................    5,441         4,214
   Other...............................................................................    8,993         7,630
- --------------------------------------------------------------------------------------------------------------
                                                                                         119,756        99,045
- --------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS:
   Accumulated deferred income tax.....................................................   24,572        23,142
   Deferred investment tax credits.....................................................    4,645         5,015
   Income taxes due customers..........................................................    6,329         6,617
   Other...............................................................................    3,526         3,970
- --------------------------------------------------------------------------------------------------------------
                                                                                          39,072        38,744
- --------------------------------------------------------------------------------------------------------------
                                                                                        $421,200      $401,520
==============================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.


                                                                       CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                                        United Cities Gas Company & Subsidiaries

                                                                                                               -
                                                                                                               -
                                                                                                               -
As of December 31,                                                      1994                       1993
- ----------------------------------------------------------------------------------------------------------------
(In Thousands, except share amounts)
COMMON STOCK EQUITY:
   Common Stock without par value, authorized 40,000,000
      shares, outstanding 10,613,441 in 1994 and 10,314,026
      in 1993................................................  $ 71,622                   $ 67,106
   Capital surplus...........................................    22,462                     22,462
   Retained earnings.........................................    23,944                     22,320
- ----------------------------------------------------------------------------------------------------------------
         Total common stock equity...........................   118,028         45.0%      111,888          42.4%
- ----------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
   First mortgage bonds--
      Series N,  8.69%, due 2002.............................    14,000                     18,000
      Series P, 10.43%, due 2017.............................    25,000                     25,000
      Series Q,  9.75%, due 2020.............................    20,000                     20,000
      Series R, 11.32%, due 2004.............................    15,000                     15,000
      Series S,  8.71%, due 1997.............................     7,000                      7,000
      Series T,  9.32%, due 2021.............................    18,000                     18,000
      Series U,  8.77%, due 2022.............................    20,000                     20,000
      Series V,  7.50%, due 2007.............................    10,000                     10,000
      Other series, 8.45% to 8.75%...........................        --                        955
- ----------------------------------------------------------------------------------------------------------------
         Total first mortgage bonds..........................   129,000                    133,955
   Senior secured storage term notes, 8.67%, due in installments
      through 2007...........................................    10,436                     10,895
   Rental property adjustable rate term notes due in installments
      through 1999...........................................     6,839                      9,043
   Other long-term obligations due in installments through
      2013...................................................     4,137                      4,352
- ----------------------------------------------------------------------------------------------------------------
                                                                150,412                    158,245
      Less--current requirements.............................     6,068                      6,402
- ----------------------------------------------------------------------------------------------------------------
      Total long-term debt, excluding amounts due within
        one year.............................................   144,344         55.0%      151,843          57.6%
- ----------------------------------------------------------------------------------------------------------------
Total Capitalization.........................................  $262,372        100.0%     $263,731         100.0%
================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, CAPITAL SURPLUS AND COMMON STOCK
United Cities Gas Company & Subsidiaries
- -
- -
- -
                                                                              Retained     Capital     Common
(In Thousands, except share amounts)                                          Earnings     Surplus      Stock
- --------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1991..................................................... $19,423     $22,496     $44,034
   Add--common stock earnings.................................................  10,104          --          --
   Common stock activity:
      Sold under employee stock purchase, dividend reinvestment and
         long-term stock plans (135,276 shares)...............................      --          --       1,968
      Conversion of preference stock (20,180 shares)..........................      --          --         141
      Issuance of 1,380,000 shares of common stock............................      --          --      17,354
   Redemption of preferred stock (3,344 shares)...............................      --         (34)         --
- --------------------------------------------------------------------------------------------------------------
                                                                                29,527      22,462      63,497
   Deduct--common stock dividends.............................................   9,280          --          --
- --------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1992.....................................................  20,247      22,462      63,497
   Add--common stock earnings.................................................  12,120          --          --
   Common stock activity:
      Sold under employee stock purchase, dividend reinvestment and
         long-term stock plans (186,293 shares)...............................      --          --       3,079
      Conversion of preference stock (75,777 shares)..........................      --          --         530
- --------------------------------------------------------------------------------------------------------------
                                                                                32,367      22,462      67,106
   Deduct--common stock dividends.............................................  10,047          --          --
- --------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1993.....................................................  22,320      22,462      67,106
   Add--common stock earnings.................................................  12,093          --          --
   Common stock activity:
      Sold under employee stock purchase, dividend reinvestment,
         long-term stock and customer stock purchase plans (299,415 shares)...      --          --       4,516
- --------------------------------------------------------------------------------------------------------------
                                                                                34,413      22,462      71,622
   Deduct--common stock dividends.............................................  10,469          --          --
- --------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1994..................................................... $23,944     $22,462     $71,622
==============================================================================================================


The accompanying notes are an integral part of these consolidated statements.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        United Cities Gas Company & Subsidiaries

                                                                               -
                                                                               -
                                                                               -
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION--
     The consolidated financial statements include the accounts of United
Cities Gas Company (Cities) and its subsidiaries (collectively, the company). The operations of UCG Energy Corporation (UCG Energy) and United Cities Gas Storage Company (UCG Storage), wholly-owned subsidiaries of Cities, shown in the accompanying Consolidated Statements of Income, include affiliated revenues of $13,565,000, $15,930,000, and $14,937,000 for the years 1994, 1993 and 1992, respectively.
     The affiliated revenues of UCG Energy represent rental charges to Cities for transportation equipment and office facilities and the sale of gas-related equipment to Cities. The affiliated revenues for UCG Storage consist of charges for natural gas storage services and natural gas sales to Cities. In management's opinion, such intercompany charges compare favorably with terms which Cities could obtain from other sources under comparable conditions.

SYSTEM OF ACCOUNTS--
     Cities is a public utility which distributes natural gas in Tennessee, Kansas, Georgia, Virginia, Illinois, Missouri, Iowa and South Carolina. Cities is subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which it operates. The utility financial statements are based on generally accepted accounting principles which give appropriate recognition to the ratemaking and accounting practices and policies of the various regulatory commissions.

UTILITY PLANT--
     Utility plant is stated at the historical cost of construction.Such costs include direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs, and the estimated cost of allowance for funds used during construction.The estimated cost of allowance for funds is as follows:

                                                                                           1994     1993     1992
- -----------------------------------------------------------------------------------------------------------------
Debt portion of the cost of funds......................................................    5.7%     5.9%     7.3%
Equity portion of the cost of funds....................................................    3.5%     2.0%     2.0%
- -----------------------------------------------------------------------------------------------------------------
Total..................................................................................    9.2%     7.9%     9.3%
=================================================================================================================


     The debt portion of the cost of funds is reflected as a credit to "Other interest charges" in the amounts of $183,000, $246,000 and $323,000 in 1994, 1993 and 1992, respectively. The equity portion of the cost of funds is reflected in "Other income (expense), net" in the amounts of $111,000, $81,000 and $92,000 in 1994, 1993 and 1992, respectively.

DEPRECIATION AND MAINTENANCE--
     Depreciation is provided in the accounts based on straight-line composite rates of 3.4%, 3.6% and 3.5% of the cost of depreciable utility plant in service in 1994, 1993 and 1992, respectively.
     Cities follows the practice of charging to maintenance the cost of normal repairs of property and the replacements and renewals of items considered to be less than units of property. Replacements and renewals of items considered to be units of property are charged to utility plant accounts, and units of property replaced or retired are credited to the utility plant accounts and charged to accumulated depreciation.

CUSTOMER RECEIVABLES AND OPERATING REVENUES--
     The company is primarily engaged in the distribution and sale of natural and propane gas to a diverse base of residential, commercial and industrial customers in 44 operating areas in the states of Tennessee, Kansas, Georgia, Virginia, Illinois, Missouri, Iowa, South Carolina and North Carolina.
     Cities' operating revenues are based on rates approved by the regulatory commissions in the states in which it operates. Cities follows the practice of accruing for services rendered but unbilled at the end of the accounting period.
     The Georgia and Tennessee Public Service Commissions have approved the implementation of Weather Normalization Adjustments (WNAs). The WNAs, effective October through May each year in Georgia and November through April each year in Tennessee, allow the company to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was an increase in revenues of $2,050,000, $324,000 and $1,038,000 in 1994, 1993 and 1992,
respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
United Cities Gas Company & Subsidiaries

- -
- -
- -
REFUNDABLE OR RECOVERABLE GAS COSTS--
     Refunds from pipeline suppliers and changes in cost of gas delivered to customers which are different from the amounts recovered through rates, are deferred and are being refunded or recovered in accordance with procedures approved by the state commissions.

INVENTORIES--
     Inventories consist primarily of materials and supplies and gas in storage. Materials and supplies include merchandise and appliances and are valued at average cost.
     Cities' liquefied natural gas and propane inventories and gas stored underground are valued on a first-in, first-out basis. Propane owned by UCG Energy is priced at average cost. Gas stored underground and owned by UCG Storage is valued on a last-in, first-out (LIFO) basis. In accordance with Cities' Purchased Gas Adjustment (PGA) clauses, the liquidation of a LIFO layer would be reflected in subsequent gas adjustments in customer rates and does not affect the results of operations.

     The categories of current gas in storage are as follows:
(In Thousands)                                                                              1994        1993
- --------------------------------------------------------------------------------------------------------------
Natural gas stored underground...........................................................  $ 7,293     $ 6,222
Liquefied natural gas....................................................................    1,369         647
Propane..................................................................................    1,130         847
Natural gas stored by suppliers..........................................................   16,659      18,267
- --------------------------------------------------------------------------------------------------------------
Total gas in storage.....................................................................  $26,451     $25,983
==============================================================================================================

EARNINGS PER SHARE--
     Primary earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the year. Fully diluted earnings per share for 1993 and 1992 give effect to conversion of the 11 1/2% Cumulative Redeemable Convertible Preference Stock. Fully diluted earnings per share are not materially different from primary earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS--
     The carrying amounts of cash and temporary investments, short-term debt and accrued interest approximate fair value because of the short-term nature of these items. Based on the current market rates offered for similar debt of the same maturities, the fair value of the company's long-term debt, including the current portion, exceeded the carrying amount by approximately $5,300,000 and $37,000,000 at December 31, 1994 and 1993, respectively. Management believes that the prepayment provisions of the company's first mortgage bonds do not make it economically feasible to refinance the long-term debt at this time.

STATEMENTS OF CASH FLOWS--
     For the purpose of the statements of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS--
     Certain reclassifications were made conforming prior years' financial statements with 1994 financial statement presentation.

REGULATORY MATTERS
     Effective April 1, 1993, the Virginia State Corporation Commission issued an order stating that Cities' current authorized rates in that state be considered interim and subject to refund pending an investigation to determine whether Cities was earning more than its authorized rate of return and whether the authorized rate of return at that time was appropriate. In addition, the commission staff alleged that Cities overcollected gross receipts tax from its customers for the years 1988 through mid-1993. In an order issued in November, 1994, the commission reduced Cities' authorized rate of return in Virginia from 11.26% to 10.26%, resulting in a reduction in annual revenues of $218,000. This reduction was effective April 1, 1993. Excess revenues of approximately $370,000, plus interest, collected under interim rates through December 31, 1994, are to be refunded to Cities' customers. In addition, the commission concluded that Cities had overcollected gross receipts tax from its customers from 1988 through mid-1993 and ordered the refund of $301,000, plus interest. Cities has adequate reserves to cover its liability related to the order.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        United Cities Gas Company & Subsidiaries

                                                                              -
                                                                              -
                                                                              -

     In 1991, the Illinois Commerce Commission ordered Cities to refund approximately $260,000 related to the reconciliation of the PGA recovery mechanism for 1988. Cities filed an appeal with the Appellate Court of Illinois which in September, 1992, issued a decision upholding the commission's decision. Cities filed an appeal with the Illinois Supreme Court which in September, 1994, upheld the commission's and lower court's decision. Cities asked for rehearing of this decision which was subsequently denied. Cities will refund the $260,000, plus interest, beginning in 1995 and has adequate reserves to cover its liability.
     As a part of a settlement agreement in the 1992 rate proceeding in Tennessee, Cities agreed to a management audit. The management audit report was issued in 1994. Management agreed with a majority of the recommendations made by the auditors and a number of recommendations are currently in the process of being implemented. Other recommendations are being evaluated and may be implemented in the future. In April, 1995, Cities will report to the Tennessee Public Service Commission its progress in addressing the issues raised by the auditors. Management does not believe that the implementation of the recommendations will have a material effect on the company's results of operations or financial condition.
     In 1992, the Federal Energy Regulatory Commission (FERC) issued Orders
636, 636-A and 636-B. These orders required interstate pipelines to unbundle or separate gas sales, transportation and storage services by the 1993-1994 winter season. The pipelines sales services were previously combined and sold as a single service. The FERC has permitted pipelines to recover from their customers, including Cities, the prudently incurred costs of implementing these orders, referred to as transition costs. As of December 31, 1994 and 1993, based on current pipeline transition cost filings with the FERC, Cities had accrued and deferred $6,739,000 and $1,845,000, respectively, as its estimated share of the remaining liability related to these transition costs. Because there are pipeline requests not yet filed with the FERC, the 1994 estimate may differ from the final amount of future transition costs recovered from Cities. These estimated amounts are included as a liability in "Accounts payable for gas costs" and as a regulatory asset in "Gas costs to be billed in the future." Cities has been granted permission through approved PGA filings or specific orders in all the states in which it operates to recover these transition costs from its customers.
     Cities' pipeline suppliers have liabilities to producers for payments under purchase contracts for quantities of gas for which deliveries have not been taken. Pipeline suppliers received permission from the FERC to recover from its customers, including Cities, a portion of their take-or-pay liabilities. Cities has been granted permission in all of the states in which it operates to recover from its customers any take-or-pay costs. Total deferred but unrecovered take-or-pay costs were $2,415,000 and $2,384,000 as of December 31, 1994 and 1993, respectively. These amounts are included as a regulatory asset in "Gas costs to be billed in the future."
     In 1990, Cities received an order from the Kansas State Corporation Commission allowing Cities to defer, pending approval in rates cases, certain safety-related costs, depreciation on safety-related capital expenditures, and carrying charges on the total. As of December 31, 1991, costs totaling $1,378,000 and $2,706,000 were deferred for the years 1991 and 1990, respectively. The Kansas commission approved in rates effective January, 1993, deferral and recovery of $949,000 and $1,275,000 related to 1991 and 1990, respectively. Each of these amounts are being amortized over a five year period. The difference in the approved cost and the cost previously deferred was expensed in 1992.
     In addition, in 1990 and 1992, the Missouri Public Service Commission issued orders allowing Cities to defer, pending approval in rate cases, similar safety-related costs. In 1989 through 1992, costs of $833,000 were deferred. After reaching stipulated agreements in rate proceedings, Cities discontinued deferring these costs and began amortizing $600,000 in 1992 and $233,000 in 1993 over five year periods.

EMPLOYEE BENEFIT PLANS

PENSION--
     The company has a trusteed noncontributory defined benefit pension plan which covers substantially all full-time employees. The plan provides benefits based on years of credited service and final average salary. The plan assets consist principally of marketable equity securities, corporate and government debt securities, and deposits with insurance companies. The company's policy is to fund the plan in accordance with the requirements of the Employee Retirement Income Security Act.
     Actuarial assumptions used for the plan are as follows:


                                                                                   1994       1993       1992
- -------------------------------------------------------------------------------------------------------------
Weighted average discount rate...................................................  8.00%      7.00%      7.75%
Rate of increase in future compensation levels...................................  5.50%      5.50%      6.00%
Expected long-term rate of return................................................  9.00%      9.50%      9.50%
- -------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
United Cities Gas Company & Subsidiaries

- -
- -
- -

     Net periodic pension expense for the plan in fiscal 1994, 1993 and 1992 consists of the following components:

(In Thousands)                                                                       1994      1993      1992
- --------------------------------------------------------------------------------------------------------------
Service cost...................................................................... $ 3,088   $ 2,843   $ 2,625
Interest cost.....................................................................   3,777     3,633     3,317
Actual return on plan assets......................................................  (1,067)   (4,969)   (2,928)
Net amortization and other........................................................  (3,599)      801      (760)
- --------------------------------------------------------------------------------------------------------------
   Net periodic pension expense................................................... $ 2,199   $ 2,308   $ 2,254
==============================================================================================================

     A reconciliation of the funded status of the plan to the amounts recognized in the company's consolidated financial statements at December 31, 1994 and 1993, is presented below:

(In Thousands)                                                                                1994       1993
- --------------------------------------------------------------------------------------------------------------
Vested benefit obligation.................................................................. $38,074    $37,087
Nonvested benefit obligation...............................................................   5,774      5,163
- --------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation.............................................................  43,848     42,250
Projected salary increases.................................................................   9,371     12,993
- --------------------------------------------------------------------------------------------------------------
Projected benefit obligation...............................................................  53,219     55,243
Plan assets at fair value..................................................................  52,966     51,461
- --------------------------------------------------------------------------------------------------------------
Projected obligation in excess of plan assets..............................................     253      3,782
Unrecognized net obligation being recognized over participants' average remaining
  service period...........................................................................    (497)    (1,574)
Unrecognized net transition liability......................................................    (309)      (366)
Unrecognized net loss......................................................................    (295)    (2,280)
- --------------------------------------------------------------------------------------------------------------
Prepaid pension expense.................................................................... $  (848)   $  (438)
==============================================================================================================


POSTRETIREMENT BENEFITS--
     The company provides postretirement health care benefits and life insurance benefits for retired employees. Substantially all of the company's employees will become eligible for those benefits if they reach the normal retirement age while working for the company. Effective January 1, 1993, the company made certain revisions to its postretirement benefits plan which limit the company's contributions to the plan for employees retiring after December 31, 1997.
     In December, 1990, the Financial Accounting Standards Board (FASB) issued Statement No. 106 (SFAS 106), "Employers' Accounting for Postretirement
Benefits Other Than Pensions." The company adopted the statement effective January 1, 1993. The statement requires the company to record the expected costs of postretirement health and life insurance benefits during the years the employees render service. This was a change from the company's previous policy of recognizing these costs on a cash basis. The annual cash payments for such benefits were $807,000 in 1992. Net periodic postretirement benefit expense for the company's plan in fiscal 1994 and 1993 consists of the following components:

(In Thousands)                                                                                1994       1993
- --------------------------------------------------------------------------------------------------------------
Service cost................................................................................ $  196     $  137
Interest cost...............................................................................    894        749
Actual return on plan assets................................................................     13         (9)
Amortization of transition costs............................................................    445        445
Other.......................................................................................    101          9
- --------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit expense................................................. $1,649     $1,331
==============================================================================================================

                                      38

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        United Cities Gas Company & Subsidiaries

                                                                               -
                                                                               -
                                                                               -


     A reconciliation of the funded status of the plan to the amounts recognized in the company's consolidated financial statements at December 31, 1994 and 1993, is presented below:

(In Thousands)                                                                               1994      1993
- --------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees............................................................................... $  7,995    $ 7,555
   Fully eligible active plan participants................................................      549        920
   Other active plan participants.........................................................    3,523      3,741
- --------------------------------------------------------------------------------------------------------------
                                                                                             12,067     12,216
Plan assets at fair value, primarily listed stocks and bonds..............................      697        309
- --------------------------------------------------------------------------------------------------------------
Accumulated obligation in excess of plan assets...........................................   11,370     11,907
Unrecognized net transition obligation....................................................   (8,004)    (8,449)
Unrecognized net loss.....................................................................   (2,446)    (3,090)
- --------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit expense.................................................... $    920    $   368
==============================================================================================================

     Actuarial assumptions used for the plan are as follows:

                                                                                              1994       1993
- --------------------------------------------------------------------------------------------------------------
Weighted-average discount rate.............................................................   8.50%      7.50%
Rate of increase in future compensation levels.............................................   5.50%      5.50%
Expected long-term rate of return after estimated taxes....................................   4.25%      4.25%
- --------------------------------------------------------------------------------------------------------------

     For measurement purposes, a 12% and 15% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994 and 1993, respectively. The rates were assumed to decrease gradually to 5.5% over twelve years and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $1,019,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended by $83,000.
     Cities has received approval to recover SFAS 106 costs in South Carolina, Kansas, Iowa and Illinois. The Tennessee commission has approved the recovery of these costs and is allowing Cities to defer the difference between cash payments and SFAS 106 expense until the next rate proceeding in that state. The Virginia commission has approved the recovery of SFAS 106 costs in rates. However, the accumulated benefit obligation will be recovered over forty years as opposed to the twenty year amortization period allowed by SFAS 106. The Georgia and Missouri commissions did not render decisions on SFAS 106 in Cities' recent rate proceedings in those states. However, the Missouri legislature has subsequently passed a statute allowing utilities to recover SFAS 106 costs. As required by some commissions, Cities has established a trust fund to accumulate the difference between the cash payments for postretirement benefits and SFAS 106 expense.

POSTEMPLOYMENT BENEFITS AND OTHER--
     In November, 1992, the FASB issued Statement No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits." This statement, which the company adopted effective January 1, 1994, requires the company to accrue any obligations which may exist to provide benefits to former or inactive employees after employment but before retirement. Due to the limited nature of the postemployment benefits provided by the company, most of which were already being accrued, the implementation of SFAS 112 did not have a material effect on the company's results of operations or financial condition.
   The company's 401(k) savings plan allows participants to make contributions toward retirement savings. Each participant may contribute up to 15% of qualified compensation. For employee contributions up to 6% of the participant's qualified compensation, the company will contribute 30% of the employee's contribution. The company may also contribute up to an additional 20% of the employee's contribution based on certain criteria specified in the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
United Cities Gas Company & Subsidiaries

- -
- -
- -
INCOME TAXES
      A detail of the federal and state income tax provision is set forth below:

(In Thousands)                                                                  1994        1993        1992
- --------------------------------------------------------------------------------------------------------------
Charged to operating expenses--
Federal income taxes--
   Current....................................................................  $2,481      $1,978      $  702
   Deferred, net..............................................................   1,052         754       1,842
Investment tax credits, net...................................................    (370)       (374)       (377)
State income taxes--
   Current....................................................................     496       1,250         546
   Deferred, net..............................................................     214        (133)         --
- --------------------------------------------------------------------------------------------------------------
                                                                                 3,873       3,475       2,713
- --------------------------------------------------------------------------------------------------------------
Charged to other income, net--
Federal income taxes--
   Current....................................................................   2,039       1,892       2,157
   Deferred, net..............................................................      30          (8)        143
Investment tax credits, net...................................................      --          --         (16)
State income taxes--
   Current....................................................................     421         449         402
   Deferred, net..............................................................       5          (2)         --
- --------------------------------------------------------------------------------------------------------------
                                                                                 2,495       2,331       2,686
- --------------------------------------------------------------------------------------------------------------
Total federal and state income tax provision..................................  $6,368      $5,806      $5,399
==============================================================================================================

      Income taxes differ from amounts computed by applying the statutory rates to pre-tax income as follows:

(In Thousands)                                                                  1994        1993        1992
- --------------------------------------------------------------------------------------------------------------
Net income.................................................................... $12,093     $12,150     $10,218
Income tax provision..........................................................   6,368       5,806       5,399
- --------------------------------------------------------------------------------------------------------------
Pre-tax income................................................................ $18,461     $17,956     $15,617
==============================================================================================================
Federal income tax at statutory rate of 34%................................... $ 6,277     $ 6,105     $ 5,310
State income tax, net.........................................................     750         725         626
Additional state income tax provision.........................................      --         465          --
Amortization of investment tax credits........................................    (370)       (374)       (393)
Amortization of excess deferred income tax....................................    (288)       (311)       (109)
Utilization of previously unrecognized tax benefits...........................      --        (287)         --
Cumulative effect of accounting change........................................      --        (443)         --
Other, net....................................................................      (1)        (74)        (35)
- --------------------------------------------------------------------------------------------------------------
Total federal and state income tax provision.................................. $ 6,368     $ 5,806     $ 5,399
==============================================================================================================

      The elements comprising the deferred federal and state income tax provision are as follows:

(In Thousands)                                                                   1994        1993        1992
- --------------------------------------------------------------------------------------------------------------
Accelerated tax depreciation..................................................  $2,058      $2,202      $1,680
Amortization of excess deferred income tax....................................    (288)       (311)       (109)
Pension funding in excess of accrual..........................................     268         121         158
Deferred system improvement costs.............................................    (245)       (234)       (534)
Contributions in aid of construction..........................................    (233)       (314)       (217)
Alternative minimum tax credit utilization....................................      --          --       1,593
Reduction in deferred state income tax provision..............................      --        (300)         --
Other, net....................................................................    (259)       (553)       (586)
- --------------------------------------------------------------------------------------------------------------
Deferred federal and state income tax provision...............................  $1,301      $  611      $1,985
==============================================================================================================

                                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     United Cities Gas Company & Subsidiaries
                                                                                                            -
                                                                                                            -
                                                                                                            -
     The temporary differences which gave rise to the net deferred tax liability at December 31, 1994 and 1993, were as follows:
(In Thousands)                                                                          1994            1993
- -------------------------------------------------------------------------------------------------------------
Deferred tax assets--
  Unamortized investment tax credit..................................................  $ 2,406        $ 2,615
  Other..............................................................................    3,506          2,712
- -------------------------------------------------------------------------------------------------------------
                                                                                         5,912          5,327
- -------------------------------------------------------------------------------------------------------------
Deferred tax liabilities--
  Accelerated depreciation and other plant-related differences.......................   28,893         27,064
  AFUDC-equity.......................................................................      747            778
  Regulatory tax assets..............................................................      514            703
  Other..............................................................................      330            (76)
- -------------------------------------------------------------------------------------------------------------
                                                                                        30,484         28,469
- -------------------------------------------------------------------------------------------------------------
Net accumulated deferred income tax liability......................................... $24,572        $23,142
=============================================================================================================

     Investment tax credits are deferred and amortized over the average life of the property which gave rise to the credits.
     The Internal Revenue Service (IRS) is currently reviewing the company's consolidated federal income tax returns for the years 1991 through 1993. As of December 31, 1994, the revenue agent had not issued a report. Management does not believe that the revenue agent's report, when issued, will contain any adjustments that will materially affect the results of operations or financial condition of the company.
     The IRS has reviewed the consolidated federal income tax returns of the company for the years 1986 through 1990. The company was assessed additional tax of $3,100,000 and interest of $1,400,000 for the periods reviewed. A substantial amount of the tax assessments were related to items which were timing differences. The company will be able to deduct these items in future periods. Timing differences have no effect on the results of operations of the company. In 1993, the company expensed the interest related to the tax assessments.
     In February, 1992, the FASB issued Statement No. 109 (SFAS 109), "Accounting for Income Taxes." The company adopted SFAS 109 in 1993 and did not restate prior periods. Implementation of SFAS 109 required conversion to the liability method of accounting for deferred income taxes. Lower income tax rates resulting from the Tax Reform Act of 1986 resulted in excess accumulated deferred income taxes (ADIT) which are being amortized to reduce tax expense for accounting and ratemaking purposes. Tax law requires that excess ADIT related to accelerated depreciation be used to reduce tax expense over the lives of the related assets. There is no such normalization requirement for nonregulated excess ADIT and the related deferred tax liability was reversed in accordance with the new statement. The cumulative increase in net income resulting from the change in the accounting method for income taxes was approximately $443,000, and was included in UCG Energy's net income in 1993.


ENVIRONMENTAL ISSUES
     Cities is the owner or previous owner of manufactured gas plant sites which were used to supply gas prior to the availability of natural gas. Manufactured gas was an inexpensive source of fuel for lighting and heating nationwide. As a result of the gas manufacturing process, certain by-products and waste materials, including coal-tar, were produced and may have been accumulated at the plant sites. This was an acceptable and satisfactory process at the time of operations. Under current environmental protection laws and regulations, Cities may be responsible for response action with respect to such materials, if response action is necessary.
        Cities identified a site in Columbus, Georgia, and along with other responsible parties, has performed response action. Cities' share of response action costs at this site totaled approximately $1,324,000. Of this amount, $1,275,000 was requested and approved to be recovered over a three year period in rates which were effective November, 1992. The approved amount did not include carrying costs on the deferred balance. Cities will request and expects approval to recover the remaining costs either in its next rate proceeding in Georgia or as an extension of the rider.
        Cities has joined with three other potentially responsible parties
(PRPs) to fund a response investigation and feasibility study of a site in Keokuk, Iowa. Cities has incurred costs totaling $129,000 and has, based on available current information, accrued an additional $644,000 for its share of possible response action. Cities has deferred $494,000 of the accrued amount and expects approval for recovery in its next rate proceeding in Iowa. Cities has estimated that it may incur, if certain adverse conditions are found to exist, an additional $856,000 of response action costs at this site.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
United Cities Gas Company & Subsidiaries
- -
- -
- -
        Cities owns or may be the successor in interest to the previous owner of four additional former manufactured gas plant sites. Cities is unaware of any information which suggests that these sites give rise to a present health or environmental risk as a result of the manufactured gas process or that any response action will be necessary. Accordingly, Cities has not accrued any liabilities associated with these four sites.
        Pursuant to the Tennessee Petroleum Underground Storage Tank Act (the
Act), Cities is required to upgrade or remove certain underground storage tanks
(USTs) situated in Tennessee. As of December 31, 1994, Cities has identified eight USTs in this category in Tennessee and has incurred $30,000 and, based on available current information, accrued an additional $70,000 for the upgrade or removal of these USTs. Cities has estimated that it may incur, if certain adverse conditions are found to exist, additional costs of up to $380,000 to bring the sites into compliance with the Act. On October 4, 1994, the Tennessee Public Service Commission granted Cities permission to defer, until its next rate case, all costs incurred in connection with state and federally mandated environmental control requirements. In addition, Cities may be able to recover a portion of the corrective action costs from the State of Tennessee Trust Fund for all of the UST sites in Tennessee.
        Cities has identified three USTs in Virginia and has, based on available current information, accrued and deferred for recovery $23,000 as of December 31, 1994, for the closure of these sites. Cities has estimated that it may incur, if certain adverse conditions are found to exist, additional costs of up to $202,000 in responding to these sites. Cities expects recovery of any costs incurred related to the closure of these sites.
        Cities has reviewed and commented on a proposed Consent Order from the Kansas Department of Health and Environment (KDHE) regarding mercury contamination at gas pipeline sites. The KDHE has identified the need to investigate gas industry activities which utilize mercury equipment in Kansas. Cities is cooperating with the KDHE in preparing a Consent Order and a Work Plan for responding to mercury contamination at any site which is identified as exceeding the KDHE's established acceptable concentration levels. As of December 31, 1994, Cities has identified approximately 720 meter sites where mercury may have been used and has incurred $20,000 and, based on available current information, accrued and deferred for recovery an additional $280,000 for the investigation of these sites. Cities has estimated that it may incur an additional amount of up to $4,100,000 over the next seven years in responding to a future administrative order for those sites, if any, that exceed the KDHE's established acceptable concentration levels. Based on a recent decision by the Kansas State Corporation Commission concerning the recovery of environmental response action costs incurred by another company, Cities expects recovery of the costs involved in the investigation and response action associated with the mercury meter sites in Kansas.
        Management expects that future expenditures related to response action at any site will be recovered through rates or insurance, or shared among other PRPs. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations or financial condition of the company.


CAPITAL STOCK

11 1/2% CUMULATIVE REDEEMABLE CONVERTIBLE PREFERENCE STOCK--
     The Preference Stock was convertible to common stock at the option of the holder at $7.00 per common share and contained a redemption feature. During 1993, 5,307 shares of the Preference Stock were converted into 75,777 shares of common stock. Of the 6,364 shares of Preference Stock outstanding at December 31, 1992, the remaining 1,057 shares that were not converted into common stock were redeemed at $100 per share in mid-1993.


COMMON STOCK--
     As of December 31, 1994, the company had 800,097 shares of common stock reserved for issuance under the company's employee and customer stock purchase plans, the company's dividend reinvestment and stock purchase plan, the company's 401(k) savings plan, and the company's long-term stock plan of 1989.


ACQUISITIONS
     Effective April 14, 1994, United Cities Propane Gas of Tennessee, Inc.
(UCPT), a wholly owned subsidiary of UCG Energy, purchased all of the assets of Hurley's Propane Gas for approximately $938,000. In addition, the subsidiary entered into ten year non-compete agreements with the prior owners for $100,000, to be paid over a five year period. This acquisition added approximately 700 propane customers in the Morristown, Tennessee area.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        United Cities Gas Company & Subsidiaries
                                                                               -
                                                                               -
                                                                               -
     Effective March 1, 1994, the company purchased the natural gas system in Palmyra, Missouri from Western Resources, Inc. for approximately $665,000. The company also obtained a ten year non-compete agreement. Consideration for the agreement is contingent upon volumes sold to a certain industrial customer with payments made over a three year period, not to exceed $720,000. The system serves approximately 1,400 natural gas customers.
     Effective August 1, 1993, UCPT purchased the issued and outstanding shares of common stock of High Country Propane, Inc. for $1,600,000, less liabilities assumed of $820,000. Additionally, the subsidiary obtained a ten year non-compete agreement for $100,000, to be paid over a five year period. This acquisition added approximately 1,400 propane customers in the Boone, North Carolina area.


LONG-TERM DEBT
     The company's mortgage dated as of July 15, 1959, as amended and supplemented, securing the first mortgage bonds issued by the company constitutes a direct first lien on substantially all of Cities' fixed property and franchises. The company was in compliance with the requirements of its indentures during 1994. The company's senior secured storage term notes bear interest at a rate of 8.67% and are secured by storage plant assets. The weighted-average interest rate of the company's other long-term debt was approximately 7.30% at December 31, 1994. Annual maturities and sinking fund requirements of the company's First Mortgage Bonds and other long-term debt for the years 1995 through 1999 are $6,068,000, $8,609,000, $9,994,000, $6,994,000
and $7,119,000, respectively.


INTERIM FINANCING
     The company has arrangements with several banks which provide, through mid-1995, a total line of credit of $84,000,000 in the form of master and banker's acceptance notes bearing interest primarily at the lesser of the prime rate or a negotiated rate during the term of each borrowing. Under these arrangements at December 31, 1994 and 1993, the company had short-term debt outstanding of $46,188,000 and $22,863,000, respectively, with a weighted-average interest rate of 6.60% and 4.07%, respectively.


COMMITMENTS AND CONTINGENCIES
     The company was named, along with 26 other defendants, in a class action, anti-trust case filed March 5, 1993 in the United States District Court for the Eastern District of Tennessee, Knoxville Division (the Court). This action involves alleged price-fixing in the 1980's in eastern Tennessee. The Court denied the plaintiffs' class certification motions, but granted the plaintiffs the right to pursue individual claims against the defendants, including the company. The Tennessee Attorney General also filed a motion for class certification on behalf of all individuals and businesses in the east Tennessee area. In February, 1995, the company reached a settlement agreement with the Tennessee Attorney General, pending the Court's approval, in the amount of $80,000. The settlement agreement includes a provision which allows the company to cancel the settlement if 10% or more of the individual class members or business class members option out of the settlement class. The company has adequate reserves to cover the settlement of this case. However, management cannot predict the number, if any, of individual claims that may subsequently be filed related to this case. In management's opinion, the resolution of any individual claim subsequently filed will not have a material effect on the results of operations or financial condition of the company.
        During 1994, Cities discovered defects in the polyethylene piping installed in certain of its service areas. Cities has notified both the manufacturers of the defective piping and the state regulatory commissions in such service areas. An independent laboratory is conducting a study of the matter at the request of the gas industry and the manufacturers. Cities also continues to conduct its own investigation into the issue. Cities is unable to predict the extent of the problem or the expense which will be incurred to repair the defective piping but anticipates recovering the cost from the manufacturers or through the ratemaking process as a normal maintenance expense.
        The company is involved in other legal or administrative proceedings before various courts and agencies with respect to rates and other matters. Although unable to predict the outcome of these matters, it is management's opinion that final disposition of these proceedings will not have a material effect on the company's results of operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
United Cities Gas Company & Subsidiaries
- -
- -
- -
SUBSEQUENT EVENTS (UNAUDITED)
     During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI will receive $5,000,000 in the company's common stock, pending regulatory approval, and $750,000 in cash and may, if certain earnings targets are met, receive an additional payment of $1,000,000 to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC will provide gas marketing services to industrial customers, municipalities and local distribution companies. UCG Energy will utilize equity accounting, effective January 1, 1995, for the acquisition.
        Effective January 1, 1995, UCPT purchased substantially all of the assets of Harrell Propane, Inc. for approximately $1,383,000. In addition, the subsidiary entered into ten year non-compete agreements with the prior owners for $250,000, to be paid over an eight year period. This acquisition added approximately 1,300 propane customers in the Murfreesboro, Tennessee area.

QUARTERLY FINANCIAL DATA (UNAUDITED)
(In Thousands, except per share data)

1994                                                   March 31      June 30     September 30      December 31
- --------------------------------------------------------------------------------------------------------------
Operating Revenues.................................... $124,191      $48,352        $34,143          $74,298
Operating Income (Loss)............................... $ 15,572      $  (106)       $(2,141)         $ 8,841
Common Stock Earnings (Loss)(a)....................... $ 14,236      $(3,320)       $(5,210)         $ 6,387
Primary Earnings (Loss) Per Share(b).................. $   1.38      $ (0.32)       $ (0.50)         $  0.61

1993                                                   March 31      June 30     September 30      December 31
- --------------------------------------------------------------------------------------------------------------
Operating Revenues.................................... $116,470      $48,934        $31,838          $90,265
Operating Income (Loss)............................... $ 14,831      $  (105)       $(2,481)         $10,468
Common Stock Earnings (Loss)(a)....................... $ 13,323      $(3,131)       $(5,170)         $ 7,098
Primary Earnings (Loss) Per Share(b).................. $   1.32      $ (0.31)       $ (0.50)         $  0.69

(a) The pattern of quarterly earnings (loss) is the result of the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.
(b) May not add to year-end results due to changes in average number of outstanding common shares between periods.

                                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                        United Cities Gas Company & Subsidiaries
                                                                               -
                                                                               -
                                                                               -
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders and the Board of Directors of United Cities Gas Company:

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of United Cities Gas Company (an Illinois corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings, capital surplus and common stock and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Cities Gas Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.
     As discussed in the notes to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.

Nashville, Tennessee                                Arthur Andersen LLP
February 16, 1995

CONSOLIDATED FINANCIAL AND OPERATING DATA
United Cities Gas Company & Subsidiaries
- -
- -
- -
                                                                      1994             1993             1992
- --------------------------------------------------------------------------------------------------------------
UTILITY OPERATING REVENUES:*
   Residential..................................................... $129,519         $134,856         $119,245
   Commercial......................................................   73,376           74,361           69,447
   Industrial--
      Firm.........................................................   33,772           31,252           32,805
      Interruptible................................................   35,297           36,703           29,607
   Other...........................................................    1,813            3,411            6,530
- --------------------------------------------------------------------------------------------------------------
                                                                     273,777          280,583          257,634
   Transportation..................................................    7,207            6,924            7,826
- --------------------------------------------------------------------------------------------------------------
Total.............................................................. $280,984         $287,507         $265,460
==============================================================================================================

OPERATING MARGIN*.................................................. $108,016         $106,499         $ 99,300
==============================================================================================================
NATURAL GAS THROUGH-PUT (MCF):*
   Residential.....................................................   21,352           23,055           20,481
   Commercial......................................................   14,116           14,435           13,324
   Industrial--
      Firm.........................................................    8,134            7,509            7,690
      Interruptible................................................   11,002           11,661           10,101
- --------------------------------------------------------------------------------------------------------------
                                                                      54,604           56,660           51,596
   Transportation..................................................   12,574           11,883           11,117
- --------------------------------------------------------------------------------------------------------------
Total..............................................................   67,178           68,543           62,713
==============================================================================================================

CUSTOMERS (AVERAGE FOR YEAR):
   Residential.....................................................  259,895          250,051          242,990
   Commercial......................................................   33,861           31,849           31,124
   Industrial--
      Firm.........................................................      395              395              397
      Interruptible................................................      258              245              231
- --------------------------------------------------------------------------------------------------------------
   Natural gas.....................................................  294,409          282,540          274,742
   Propane.........................................................   21,693           20,498           21,120
- --------------------------------------------------------------------------------------------------------------
Total customers....................................................  316,102          303,038          295,862
==============================================================================================================

ACTUAL CUSTOMERS AT DECEMBER 31,...................................  322,851          313,788          302,781
==============================================================================================================
PROPANE:*
   Sales........................................................... $ 18,510         $ 16,506         $ 15,194
   Cost of sales...................................................   10,126            8,920            8,053
- --------------------------------------------------------------------------------------------------------------
   Gross margin.................................................... $  8,384         $  7,586         $  7,141
==============================================================================================================
   Gross margin % of sales.........................................     45.3%            46.0%            47.0%
==============================================================================================================
   Gallons.........................................................   23,175           20,180           19,063
==============================================================================================================

*In thousands

                                                                    CONSOLIDATED FINANCIAL AND OPERATING DATA
                                                                      United Cities Gas Company & Subidiaries
                                                                                                            -
                                                                                                            -
                                                                                                            -
   1991            1990             1989             1988             1987            1986              1985
- -------------------------------------------------------------------------------------------------------------
 $109,081         $ 95,916         $ 79,245       $ 75,659          $ 68,668         $ 70,285        $ 65,773
   62,052           55,576           50,502         46,341            41,327           40,975          46,593

   33,392           33,924           33,430         33,865            35,195           40,088          43,916
   25,182           26,028           26,406         25,077            26,250           30,119          46,002
    2,692            6,797            3,957          1,777             2,812            1,618           3,032
- -------------------------------------------------------------------------------------------------------------
  232,399          218,241          193,540        182,719           174,252          183,085         205,316
    6,756            6,352            4,385          4,690             3,897            2,171             605
- -------------------------------------------------------------------------------------------------------------
 $239,155         $224,593         $197,925       $187,409          $178,149         $185,256        $205,921
=============================================================================================================
 $ 87,779         $ 80,231         $ 71,536       $ 63,748          $ 57,480         $ 50,181        $ 46,905
=============================================================================================================

   19,679           17,765           14,135         13,675            12,162           11,669          10,833
   12,573           11,697           10,577          9,671             8,542            7,913           8,562

    8,323            8,407            8,059          7,930             8,011            8,343           8,523
    9,050            8,432            8,088          7,701             8,092            7,881          10,584
- -------------------------------------------------------------------------------------------------------------
   49,625           46,301           40,859         38,977            36,807           35,806          38,502
    9,484            8,977            4,462          4,614             3,363            2,293             711
- -------------------------------------------------------------------------------------------------------------
   59,109           55,278           45,321         43,591            40,170           38,099          39,213
=============================================================================================================


  236,215          228,678          166,859        157,022           151,304          141,956         137,270
   30,493           29,592           24,680         21,614            19,212           18,943          18,335

      376              466              443            413               362              404             414
      223              208              171            159               168              167             184
- -------------------------------------------------------------------------------------------------------------
  267,307          258,944          192,153        179,208           171,046          161,470         156,203
   24,480           31,300           28,184         24,996            19,522           11,820          10,435
- -------------------------------------------------------------------------------------------------------------
  291,787          290,244          220,337        204,204           190,568          173,290         166,638
=============================================================================================================

  295,729          297,855          289,639        211,716           200,786          183,354         171,640
=============================================================================================================

 $ 14,727         $ 16,781         $ 13,334       $ 12,394          $  9,882         $  6,713        $  6,725
    7,539            9,773            5,538          5,239             4,429            3,381           3,761
- -------------------------------------------------------------------------------------------------------------
 $  7,188         $  7,008         $  7,796       $  7,155          $  5,453         $  3,332        $  2,964
=============================================================================================================
     48.8%            41.8%            58.5%          57.7%             55.2%            49.6%           44.1%
=============================================================================================================
   16,066           17,931           17,499         16,535            13,363            8,161           7,923
=============================================================================================================

CONSOLIDATED FINANCIAL AND OPERATING DATA
United Cities Gas Company & Subsidiaries

- -
- -
- -
                                                                       1994             1993            1992
- --------------------------------------------------------------------------------------------------------------
COMMON STOCK INFORMATION:
   Common stock earnings:*
      Utility......................................................  $  7,817        $  7,877         $  5,865
      UCG Energy...................................................     3,750           3,775            3,681
      UCG Storage..................................................       526             468              558
- --------------------------------------------------------------------------------------------------------------
         Total.....................................................  $ 12,093        $ 12,120         $ 10,104
==============================================================================================================
   Earnings per share..............................................  $   1.16        $   1.19         $   1.07
==============================================================================================================
   Average number of shares*.......................................    10,409          10,197            9,459
==============================================================================================================
   Shares outstanding*.............................................    10,613          10,314           10,052
==============================================================================================================
   Dividends per share.............................................  $  1.005        $   .985         $   .965
==============================================================================================================
   Dividend pay-out................................................      86.6%           82.8%            90.2%
==============================================================================================================
   Dividend yield..................................................       6.4%            5.3%             5.8%
==============================================================================================================

   Market value per share:
      High.........................................................  $  18.75        $  20.50         $  16.50
      Low..........................................................  $  15.50        $  16.00         $  12.75
      Close........................................................  $  15.75        $  18.50         $  16.50
==============================================================================================================

   Price/Earnings ratio............................................      13.6x           15.5x            15.4x
==============================================================================================================
RETURN ON AVERAGE EQUITY...........................................      10.5%           11.1%            10.5%
==============================================================================================================
WEATHER DATA--COLDER (WARMER) THAN NORMAL...........................    (10.2%)           2.8%            (7.8%)
==============================================================================================================

CAPITALIZATION:
   Capitalization:*

      Long-term debt...............................................  $144,344        $151,843         $157,734
      Preferred and preference stock...............................        --              --               --
      Common stock equity..........................................   118,028         111,888          106,206
- --------------------------------------------------------------------------------------------------------------
         Total.....................................................  $262,372        $263,731         $263,940
==============================================================================================================
   Capitalization (percent):
      Long-term debt...............................................      55.0%           57.6%            59.8%
      Preferred and preference stock...............................        --              --               --
      Common stock equity..........................................      45.0%           42.4%            40.2%
- --------------------------------------------------------------------------------------------------------------
         Total.....................................................     100.0%          100.0%           100.0%
==============================================================================================================
TOTAL ASSETS*......................................................  $421,200        $401,520         $370,150
==============================================================================================================

*In thousands

                                                                     CONSOLIDATED FINANCIAL AND OPERATING DATA
                                                                      United Cities Gas Company & Subsidiaries

                                                                                                             -
                                                                                                             -
                                                                                                             -
   1991             1990             1989           1988              1987             1986            1985
- --------------------------------------------------------------------------------------------------------------

 $  4,777         $  1,490         $  7,140       $  4,684          $  3,731         $  3,498        $  1,796
    2,570            1,375            2,790          2,262             1,504            1,113             962
      394              346               78             --                --               --              --
- --------------------------------------------------------------------------------------------------------------
 $  7,741         $  3,211         $ 10,008       $  6,946          $  5,235         $  4,611        $  2,758
==============================================================================================================
 $    .97         $    .44         $   1.52       $   1.24          $   1.00         $    .97        $    .68
==============================================================================================================
    8,000            7,238            6,572          5,621             5,251            4,768           4,034
==============================================================================================================
    8,517            7,292            7,197          5,677             5,300            5,225           4,055
==============================================================================================================
 $    .93         $    .92         $    .88       $    .84          $    .80         $    .79        $    .74
==============================================================================================================
     95.9%           209.1%            57.9%          67.7%             80.0%            81.4%          108.8%
==============================================================================================================
      5.7%             6.8%             5.9%           6.8%              6.7%             6.6%            6.5%
==============================================================================================================


 $  16.25         $  15.63         $  15.50       $  13.13          $  15.13         $  16.50        $  11.75
 $  12.00         $  13.00         $  12.25       $  11.75          $  11.75         $  12.00        $   8.00
 $  16.25         $  13.50         $  14.88       $  12.38          $  12.00         $  12.00        $  11.38
==============================================================================================================

     16.8x            30.7x             9.8x          10.0x             12.0x            12.4x           16.7x
==============================================================================================================
      9.9%             4.4%            15.9%          14.0%             11.4%            12.4%            9.4%
==============================================================================================================
    (12.8%)          (20.4%)             .9%           3.5%             (4.0%)           (8.0%)         (13.0%)
==============================================================================================================




 $127,430         $ 96,521         $ 78,230       $ 69,138          $ 73,325         $ 32,274        $ 37,761
    1,352            1,483            2,203          4,871             5,156            5,483           5,650
   85,953           71,118           73,204         52,279            46,964           44,790          29,636
- --------------------------------------------------------------------------------------------------------------
 $214,735         $169,122         $153,637       $126,288          $125,445         $ 82,547        $ 73,047
==============================================================================================================

     59.4%            57.1%            50.9%          54.7%             58.5%            39.1%           51.7%
      0.6%             0.9%             1.4%           3.9%              4.1%             6.6%            7.7%
     40.0%            42.0%            47.7%          41.4%             37.4%            54.3%           40.6%
- --------------------------------------------------------------------------------------------------------------
    100.0%           100.0%           100.0%         100.0%            100.0%           100.0%          100.0%
==============================================================================================================
 $368,283         $338,167         $307,160       $212,629          $197,946         $166,186        $156,805
==============================================================================================================

                                  SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                UNITED CITIES GAS COMPANY
                                      (Registrant)

                                By:  /s/ GENE C. KOONCE
                                     ------------------
                                       Gene C. Koonce
                                         President
Dated:  March 17, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        SIGNATURE                          TITLE                   DATE
        ---------                          -----                   ----
/s/ Dwight C. BAUM
- -------------------------------    Chairman of the Board
    Dwight C. Baum

/s/ GENE C. KOONCE                 President, Principal
- -------------------------------    Executive Officer
    Gene C. Koonce                 and Director


/s/ JAMES B. FORD                  Senior Vice President
- -------------------------------    and Treasurer and
    James B. Ford                  Principal Financial
                                   Officer


/s/  ADRIENNE H. BRANDON           Controller
- -------------------------------
     Adrienne H. Brandon

/s/  THOMAS J. GARLAND             Director                  March 17, 1995
- -------------------------------
     Thomas J. Garland

/s/  VINCENT J. LEWIS              Director
- -------------------------------
     Vincent J. Lewis

/s/  DENNIS L. NEWBERRY, II        Director
- -------------------------------
     Dennis L. Newberry, II

/s/  STIRTON OMAN, JR.             Director
- -------------------------------
     Stirton Oman, Jr.

/s/  TIMOTHY W. TRIPLETT           Director
- -------------------------------
     Timothy W. Triplett

/s/  GEORGE C. WOODRUFF, JR.       Director
- -------------------------------
     George C. Woodruff, Jr.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United Cities Gas Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of United Cities Gas Company and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 16, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    ARTHUR ANDERSEN LLP

Nashville, Tennessee,
 February 16, 1995

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                             SCHEDULE II-RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                                                        OTHER
                                                        BALANCE AT     ADDITIONS                       CHANGES      BALANCE AT
                                                         BEGINNING     CHARGED TO                      INCREASE       END OF
                     DESCRIPTION                         OF PERIOD       INCOME      DEDUCTIONS       (DECREASE)      PERIOD
                     -----------                        -----------    ----------    ----------       ----------    ----------
                                                                                   (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1994 -
  Deducted in the balance sheet from the
  asset to which it applies:

      Allowance for uncollectible accounts...........      $1,150         1,021        1,154 (a)          -          $1,017
                                                           ======         =====        =====           =====          ======
  Included in the deferred credits section of
    the balance sheet:
      Injuries and damages reserve...................      $1,064            60          350              -          $  774
                                                           ======         =====        =====           =====          ======
  Included in the current liabilities section
    of the balance sheet:
      Injuries and damages reserve...................      $  277            36            -              -          $  313
                                                           ======         =====        =====           =====          ======
YEAR ENDED DECEMBER 31, 1993 -
  Deducted in the balance sheet from the
  asset to which it applies:

      Allowance for uncollectible accounts...........      $  705         1,345          900 (a)          -          $1,150
                                                           ======         =====        =====           =====          ======
  Included in the deferred credits section of
    the balance sheet:
      Injuries and damages reserve...................      $  959           107            2              -          $1,064
                                                           ======         =====        =====           =====          ======
  Included in the current liabilities section
    of the balance sheet:
      Injuries and damages reserve...................      $  174           156           53              -          $  277
                                                           ======         =====        =====           =====          ======
YEAR ENDED DECEMBER 31, 1992 -
  Deducted in the balance sheet from the
    asset to which it applies:

      Allowance for uncollectible accounts...........      $  882           641          818 (a)          -          $  705
                                                           ======         =====        =====           =====          ======
  Included in the deferred credits section of
    the balance sheet:
      Injuries and damages reserve...................      $  601           368           10              -          $  959
                                                           ======         =====        =====           =====          ======
  Included in the current liabilities section
    of the balance sheet:
      Injuries and damages reserve...................      $  117           186          129              -          $  174
                                                           ======         =====        =====           =====          ======
- ----------

(a) Represents write-off of accounts considered to be uncollectible, less collection of accounts previously written off.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



DIVIDENDS FROM SUBSIDIARIES.

     Cash dividends paid to Cities from the registrant's wholly-owned subsidiaries were $1,350,000 in 1994 and $1,100,000 in both 1993 and 1992.

                               LIST OF EXHIBITS

 3.01   Amended Articles of Incorporation of Company, as amended April 29, 1994, (filed with
        Company's Form 10-Q dated March 31, 1994 and incorporated herein by reference).

 3.02   Amended By-Laws of Company, as amended April 29, 1994, (filed with Registrant's Form 10-Q dated March 31, 1994 and incorporated herein by reference).

 4.01   Indenture of Mortgage, dated as of July 15, 1959, from the Company to Bank of America Illinois and Robert J. Donahue, as Trustees, as amended and supplemented through December 1, 1992,
        (the Indenture of Mortgage through the 20th Supplemental Indenture, filed electronically with the
        Registrant's Registration Statement No. 33-56983 and incorporated herein by reference.)

10.01   Annual Incentive Compensation Plan effective January 1, 1989, as revised.

10.02   Supplemental Executive Retirement Compensation Agreement, as revised, (filed with the
        Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

10.03   Long-Term Stock Plan of 1989, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

10.04   Directors' Deferred Compensation Plan effective February 1, 1992, (filed with the Registrant's
        Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

11.01   Computation of Common Stock Earnings Per Share.

12.01   Computation of Ratio of Consolidated Earnings to Fixed Charges.

21.     Subsidiaries of United Cities Gas Company.

23.     Consent of Independent Public Accountants.

27.01   Financial Data Schedule (for SEC use only).
