Form 10-Q
period 1995-03-31
UNITED CITIES GAS CO
filed 1995-05-12
CIK 101105

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended March 31, 1995.
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to               .
                               --------------    --------------

Commission file number 0-1284-1


                           UNITED CITIES GAS COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Illinois and Virginia                                  36-1801540
- --------------------------------------------------------------------------------
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        Identification Number)

   5300 Maryland Way, Brentwood, TN                              37027
- --------------------------------------------------------------------------------
      (Address of principal                                    (Zip Code)
       executive offices)


                                (615) 373-5310
- --------------------------------------------------------------------------------
              Registrant's telephone number, including area code


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/X/ Yes

/ / No

  At April 28, 1995, 10,764,001 shares of the common stock of the Registrant were outstanding.

================================================================================

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1995


                               TABLE OF CONTENTS

  ITEM                                                                                    PAGE
 NUMBER                        PART I -- FINANCIAL INFORMATION                           NUMBER
 ------                                                                                  ------
   1       Financial Statements:
             Consolidated Statements of Income (Unaudited) for the Three and
               Twelve Months Ended March 31, 1995 and March 31, 1994.                       3

             Consolidated Statements of Cash Flows (Unaudited) for the Three
               and Twelve Months Ended March 31, 1995 and March 31, 1994.                   4

             Consolidated Balance Sheets at March 31, 1995 (Unaudited) and                  5
               December 31, 1994.

             Consolidated Statements of Capitalization at March 31, 1995
               (Unaudited) and December 31, 1994.                                           6

             Notes to Consolidated Financial Statements.                                    7

   2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                                     8

                                PART II -- OTHER INFORMATION

   1       Legal Proceedings.                                                              12

   6       Exhibits and Reports on Form 8-K.                                               12

           List of Exhibits.                                                               13

           Signature                                                                       14

              11.01   Computation of Common Stock Earnings Per Share.                      15

              12.01   Computation of Ratio of Consolidated Earnings To Fixed Charges       16


                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME





                                                                  THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                                                       MARCH 31,             MARCH 31,
                                                                 --------------------   -------------------
(Unaudited, in thousands, except per share amounts)                 1995      1994        1995      1994
                                                                    ----      ----        ----      ----
UTILITY OPERATING REVENUES....................................... $106,006  $124,191    $262,798  $295,228
   Natural gas cost..............................................   61,922    80,002     154,888   187,456
                                                                  --------  --------    --------  --------
UTILITY OPERATING MARGIN.........................................   44,084    44,189     107,910   107,772
                                                                  --------  --------    --------  --------
UTILITY OTHER OPERATING EXPENSES:
   Operations and maintenance....................................   15,240    14,890      57,653    57,179
   Depreciation and amortization.................................    3,664     3,428      14,170    13,386
   Federal and state income taxes................................    6,878     7,240       3,511     3,393
   Other taxes...................................................    3,419     3,059      11,099    10,361
                                                                  --------  --------    --------  --------
     Total other operating expenses..............................   29,201    28,617      86,433    84,319
                                                                  --------  --------    --------  --------
UTILITY OPERATING INCOME.........................................   14,883    15,572      21,477    23,453
UTILITY OTHER INCOME (lOSS), NET.................................      (42)      (76)       (228)      214
                                                                  --------  --------    --------  --------
                                                                    14,841    15,496      21,249    23,667
                                                                  --------  --------    --------  --------
UTILITY INTEREST CHARGES:
   Interest on long-term debt....................................    3,037     3,144      12,242    12,677
   Other interest charges........................................      701       274       2,164     2,331
                                                                  --------  --------    --------  --------
     Total interest charges......................................    3,738     3,418      14,406    15,008
                                                                  --------  --------    --------  --------
UTILITY INCOME...................................................   11,103    12,078       6,843     8,659
                                                                  --------  --------    --------  --------
OTHER INCOME:
   Operations of UCG Energy Corporation-
      Revenues...................................................   12,383    13,742      37,024    41,725
      Operating expenses.........................................   (8,762)   (9,503)    (27,962)  (31,303)
      Interest expense...........................................     (238)     (185)       (826)   (1,023)
      Depreciation and amortization..............................     (984)     (887)     (3,675)   (3,610)
      Other income, net..........................................      941       150       1,506       695
      Federal and state income taxes.............................   (1,267)   (1,259)     (2,302)   (2,569)
                                                                  --------  --------    --------  --------
                                                                     2,073     2,058       3,765     3,915
                                                                  --------  --------    --------  --------
   Operations of United Cities Gas Storage Company-
      Revenues...................................................    1,883     3,016       5,994     8,943
      Operating expenses.........................................   (1,313)   (2,510)     (3,755)   (6,746)
      Interest expense...........................................     (231)     (251)       (929)     (989)
      Depreciation...............................................      (92)      (91)       (367)     (373)
      Federal and state income taxes.............................      (96)      (64)       (367)     (365)
                                                                  --------  --------    --------  --------
                                                                       151       100         576       470
                                                                  --------  --------    --------  --------

NET INCOME.......................................................   13,327    14,236      11,184    13,044
PREFERENCE STOCK DIVIDENDS.......................................     -         -           -           12
                                                                  --------  --------    --------  --------
COMMON STOCK EARNINGS............................................ $ 13,327  $ 14,236    $ 11,184  $ 13,032
                                                                  ========  ========    ========  ========

COMMON STOCK EARNINGS PER SHARE..................................    $1.25     $1.38       $1.07     $1.27
                                                                  ========  ========    ========  ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING......................   10,673    10,331      10,493    10,257
                                                                  ========  ========    ========  ========

COMMON STOCK DIVIDENDS PER SHARE.................................    $.255      $.25       $1.01      $.99
                                                                  ========  ========    ========  ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                                                                MARCH 31,               MARCH 31,
                                                                          --------------------   ---------------------
(Unaudited, in thousands)                                                   1995        1994        1995        1994
                                                                            ----        ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...........................................................  $13,327     $14,236     $11,184     $13,044
                                                                           -------     -------     -------     -------
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization......................................    4,740       4,406      18,212      17,369
      Deferred taxes.....................................................        6         (72)      1,379         557
      Investment tax credits, net........................................      (91)        (92)       (369)       (373)
      Investment income from Woodward Marketing, L.L.C...................     (574)       -           (574)       -
      Changes in current assets and current liabilities:
                 Accounts receivable.....................................    7,038       3,529      10,541      (2,140)
                 Materials and supplies..................................     (239)         72        (118)        957
                 Gas in storage..........................................   15,738      15,657        (387)     (4,427)
                 Gas costs to be billed in the future....................    4,724      (1,072)     (2,115)     (4,391)
                 Prepayments.............................................    1,065         962       1,110       1,853
                 Accounts payable........................................   (8,058)     (8,602)     (7,893)      3,517
                 Customer deposits and advance payments..................   (3,214)     (3,927)      2,903       1,091
                 Accrued interest........................................    2,203       1,387        (296)        (87)
                 Supplier refunds due customers..........................    5,622       5,587       1,262      (4,939)
                 Accrued taxes...........................................    5,330       7,368         451      (1,094)
                 Other - net.............................................   (1,299)      1,345      (2,233)     (1,894)
                                                                           -------     -------     -------     -------
                   Total adjustments.....................................   32,991      26,548      21,873       5,999
                                                                           -------     -------     -------     -------
                     Net cash provided by operating activities...........   46,318      40,784      33,057      19,043
                                                                           -------     -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property - utility......................................   (9,713)     (7,334)    (33,267)    (28,378)
    Additions to property - non-utility..................................   (1,148)       (595)     (4,781)     (4,059)
                                                                           -------     -------     -------     -------
                     Net cash used in investing activities...............  (10,861)     (7,929)    (38,048)    (32,437)
                                                                           -------     -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings - net..........................................  (28,127)    (22,863)     18,061        -
    Proceeds from issuance of common stock...............................    1,310         352       4,220       1,659
    Long-term debt retirements...........................................   (4,498)     (4,551)     (7,780)     (6,069)
    Dividends paid.......................................................   (2,367)     (2,280)     (9,302)     (9,007)
    Redemption of preferred and preference stock.........................     -           -           -           (106)
                                                                           -------     -------     -------     -------
                     Net cash provided by (used in) financing activities.  (33,682)    (29,342)      5,199     (13,523)
                                                                           -------     -------     -------     -------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS................    1,775       3,513         208     (26,917)
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD....................    2,744         798       4,311      31,228
                                                                           -------     -------     -------     -------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD..........................  $ 4,519     $ 4,311     $ 4,519     $ 4,311
                                                                           =======     =======     =======     =======

CASH PAID DURING THE PERIOD FOR:
    Interest, net of amounts capitalized.................................  $ 1,999     $ 2,467     $16,478     $16,450
                                                                           =======     =======     =======     =======
    Income taxes.........................................................  $ 2,168     $   363     $ 5,525     $ 8,635
                                                                           =======     =======     =======     =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Dividends reinvested.................................................  $   360     $   303     $ 1,311     $ 1,161
                                                                           =======     =======     =======     =======
    Liabilities incurred to acquire investment in Woodward
       Marketing, L.L.C..................................................  $ 5,832        -        $ 5,832        -
                                                                           =======     =======     =======     =======
    Debt incurred to acquire assets of Harrell Propane, Inc. ............  $ 1,250        -        $ 1,250        -
                                                                           =======     =======     =======     =======

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,    December 31,
                     (In thousands)                                                          1995           1994
                                                                                          -----------   ------------
                     ASSETS                                                                (UNAUDITED)
                        UTILITY PLANT:
                            Plant in service, at cost....................................    $412,520     $403,121
                              Less-accumulated depreciation..............................     143,017      139,715
                                                                                             --------     --------
                                                                                              269,503      263,406
                                                                                             --------     --------
                        NON-UTILITY PROPERTY:
                            Property, plant, and equipment...............................      73,003       71,222
                              Less-accumulated depreciation..............................      22,997       22,272
                                                                                             --------     --------
                                                                                               50,006       48,950
                                                                                             --------     --------
                        CURRENT ASSETS:
                            Cash and temporary investments...............................       4,519        2,744
                            Receivables, less allowance for uncollectible accounts
                              of $1,376 in 1995 and $1,017 in 1994.......................      36,292       43,330
                            Materials and supplies.......................................       5,419        5,180
                            Gas in storage...............................................      10,713       26,451
                            Gas costs to be billed in the future.........................      11,233       15,957
                            Prepayments and other........................................         981        2,046
                                                                                             --------     --------
                                                                                               69,157       95,708
                                                                                             --------     --------
                        DEFERRED CHARGES:
                            Unamortized debt discount and expense, net...................       2,808        2,694
                            Investment in Woodward Marketing, L.L.C. ....................       6,406        -
                            Non-compete agreements, net..................................       3,778        3,697
                            Deferred system improvement costs, net.......................       1,272        1,425
                            Other deferred charges.......................................       6,338        5,320
                                                                                             --------     --------
                                                                                               20,602       13,136
                                                                                             --------     --------
                                                                                             $409,268     $421,200
                                                                                             ========     ========

                     CAPITALIZATION AND LIABILITIES
                        CAPITALIZATION:
                            Common stock equity..........................................    $130,298     $118,028
                            Long-term debt...............................................     141,829      144,344
                                                                                             --------     --------
                                                                                              272,127      262,372
                                                                                             --------     --------

                        CURRENT LIABILITIES:
                            Current portion of long-term obligations.....................       5,335        6,068
                            Notes payable................................................      18,061       46,188
                            Accounts payable for gas costs...............................      19,135       26,185
                            Other accounts payable.......................................       7,812        2,988
                            Accrued taxes................................................      11,705        6,375
                            Customer deposits and advance payments.......................      10,959       14,173
                            Accrued interest.............................................       5,548        3,345
                            Supplier refunds due customers...............................      11,063        5,441
                            Other........................................................       8,275        8,993
                                                                                             --------     --------
                                                                                               97,893      119,756
                                                                                             --------     --------
                        DEFERRED CREDITS:
                            Accumulated deferred income tax..............................      24,643       24,572
                            Deferred investment tax credits..............................       4,554        4,645
                            Income taxes due customers...................................       6,257        6,329
                            Other........................................................       3,794        3,526
                                                                                             --------     --------
                                                                                               39,248       39,072
                                                                                             --------     --------
                                                                                             $409,268     $421,200
                                                                                             ========     ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION





                                                                                          MARCH 31          December 31,
           (In thousands, except share amounts)                                             1995                1994
                                                                                     ------------------  ------------------
           COMMON STOCK EQUITY:                                                          (UNAUDITED)
               Common stock without par value, authorized
                 40,000,000 shares, outstanding 10,725,674 in
                 1995 and 10,613,441 in 1994.........................................  $ 73,292           $ 71,622
               Capital surplus.......................................................    22,462             22,462
               Retained earnings.....................................................    34,544             23,944
                                                                                       --------           --------
                 Total common stock equity...........................................   130,298    47.9%   118,028   45.0%
                                                                                       --------   -----   --------  -----

           LONG-TERM DEBT:
               First mortgage bonds .................................................   125,000            129,000
               Senior secured storage term notes, 8.67%, due in
                  installments through 2007..........................................    10,315             10,436
               Rental property adjustable rate term notes due in
                  installments through 1999..........................................     6,553              6,839
               Other long-term obligations due in installments through 2013..........     5,296              4,137
                                                                                       --------           --------
                                                                                        147,164            150,412
                   Less-current requirements.........................................     5,335              6,068
                                                                                       --------           --------
                   Total long-term debt, excluding amounts due within one year.......   141,829    52.1%   144,344   55.0%
                                                                                       --------   -----   --------  -----
           TOTAL CAPITALIZATION......................................................  $272,127   100.0%  $262,372  100.0%
                                                                                       ========   =====   ========  =====


                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements included in the Company's annual report for the year ended December 31, 1994.

    The Company's business is seasonal in nature resulting in greater earnings during the winter months. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

     The Company owns former manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri. The Company is unaware of any information which suggests that these sites give rise to a present health or environmental risk as a result of the manufactured gas process or that any response action will be necessary. However, the Company has accrued and deferred for recovery $750,000 associated with the preliminary survey and invasive study of these sites.

     Management expects that expenditures related to response action at any environmental site will be recovered through rates or insurance, or shared among other potentially responsible parties. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations, financial condition or cash flows of the Company.

     During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI will receive $5,000,000 in the Company's common stock and $750,000 in cash in late May, 1995, and may, if certain earnings targets are met, receive an additional payment of $1,000,000 to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC will provide gas marketing services to industrial customers, municipalities and local distribution companies. UCG Energy utilized equity accounting, effective January 1, 1995, for the acquisition. At March 31, 1995, a liability of $5,832,000 related to the acquisition is included in "Other accounts payable."

     On April 6, 1995, the Company signed a letter of intent to acquire all the outstanding common stock of Monarch Gas Company (Monarch). The acquisition will be accounted for as a pooling of interest whereby the number of shares of the Company's common stock issued will be calculated based on the book value of Monarch versus the book value of the Company at December 31, 1994. In addition, the Company will enter into a $250,000, five year non-compete agreement with the owners of Monarch. Monarch serves approximately 3,000 customers in small communities adjacent to the Company's Vandalia, Illinois operation. The Company will not restate prior period consolidated financial statements due to immateriality.

     In March, 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the results of operations, financial condition or cash flows of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as a result of a change in regulation.

     Certain reclassifications were made conforming prior year's financial statements with 1995 financial statement presentation.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

        Overview

            The Company's first quarter common stock earnings were $13,327,000 compared to first quarter 1994 earnings of $14,236,000. The earnings per common share in the first quarter of 1995 was $1.25 on an additional 342,000 average number of common shares outstanding, compared to $1.38 for the first quarter in 1994. Common stock earnings for the twelve month period ended March 31, 1995 were $11,184,000 compared to $13,032,000 for the twelve month period ended March 31, 1994. Common stock earnings per share decreased from $1.27 in the twelve month period in 1994 to $1.07 in the twelve month period in 1995. Average shares outstanding increased by 236,000 for the twelve month period ended March 31, 1995.

            The following table summarizes certain information regarding the operation of each segment of the Company's business for the periods ended March 31:

                                                       THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                                       ------------------   -------------------
        (UNAUDITED, IN THOUSANDS)                        1995      1994        1995      1994
                                                         ----      ----        ----      ----
        OPERATING REVENUES:
        Utility....................................... $106,006  $124,191    $262,798  $295,228
                                                       --------  --------    --------  --------
        Subsidiaries:
          UCG Energy Corporation-
            Propane Division..........................    9,018     9,431      20,375    20,683
            Rental Division...........................    1,531     1,644       6,336     6,576
            Utility Services Division.................    1,834     2,667      10,313    14,466
                                                       --------  --------    --------  --------
              Total UCG Energy Corporation............   12,383    13,742      37,024    41,725

          United Cities Gas Storage Company...........    1,883     3,016       5,994     8,943
                                                       --------  --------    --------  --------
              Total Subsidiaries......................   14,266    16,758      43,018    50,668
                                                       --------  --------    --------  --------
        Total Revenues................................ $120,272  $140,949    $305,816  $345,896
                                                       ========  ========    ========  ========

        COMMON STOCK EARNINGS:
        Utility....................................... $ 11,103  $ 12,078    $  6,843  $  8,647
                                                       --------  --------    --------  --------
        Subsidiaries:
          UCG Energy Corporation-
            Propane Division..........................    1,186     1,393         914     1,515
            Rental Division...........................      434       515       1,944     1,780
            Utility Services Division.................      453       150         907       620
                                                       --------  --------    --------  --------
              Total UCG Energy Corporation............    2,073     2,058       3,765     3,915

          United Cities Gas Storage Company...........      151       100         576       470
                                                       --------  --------    --------  --------
              Total Subsidiaries......................    2,224     2,158       4,341     4,385
                                                       --------  --------    --------  --------
        Total Common Stock Earnings................... $ 13,327  $ 14,236    $ 11,184  $ 13,032
                                                       ========  ========    ========  ========

        OPERATING RESULTS-UTILITY

             The utility earnings decreased by $975,000 and $1,804,000, respectively, for the three and twelve month periods in 1995 from the comparable 1994 periods due predominantly to the factors mentioned below:

             The operating margin for the first quarter decreased from $44,189,000 in 1994 to $44,084,000 in 1995. The operating margin for the twelve month period ended March 31, 1995 was $107,910,000 compared to $107,772,000 for the twelve month period ended March 31, 1994. The negative effect of the warmer weather during the three and twelve month periods ended March 31, 1995 as compared to the same periods in 1994 was offset by the effect of the weather normalization adjustments
        (WNAs) in Tennessee and Georgia, an increased number of natural gas customers and the Palmyra, Missouri acquisition in March, 1994. In the three and twelve month periods ended March 31, 1995, $1,630,000 and $3,531,000, respectively, in additional revenues were generated by the WNAs. In comparison, the WNAs generated additional revenues of $149,000 in the first quarter of 1994 and resulted in reduced revenues of $393,000 in the twelve month period ended March 31, 1994.

ITEM 2. CONTINUED

             Operations and maintenance expenses other than natural gas cost increased $350,000 in the first quarter and $474,000 in the twelve month period ended March 31, 1995 primarily due to increased payroll expenses, somewhat offset by a reduction in medical expenses. Depreciation and amortization expense and other taxes, which includes property taxes, increased in both periods primarily due to additional plant in service.

             Interest expense increased $320,000 in the first quarter of 1995 as compared to the same period in 1994 primarily due to interest on increased short-term debt outstanding, offset slightly by the retirement of long-term debt. Interest expense decreased $602,000 in the twelve month period primarily due to the retirement of long-term debt and because of the 1993 assessment of interest related to the settlement of the Internal Revenue Service Audit for the years 1986 through 1990, partially offset by interest on increased short-term debt outstanding during the period.

            The table below reflects operating revenues, gas sales volumes and weather data for the periods ended March 31:

        OPERATING STATISTICS-UTILITY
                                                      THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                      ------------------    -------------------
        (UNAUDITED, IN THOUSANDS)                       1995       1994        1995      1994
                                                        ----       ----        ----      ----
        OPERATING REVENUES:
          Residential................................. $ 54,666  $ 64,684    $119,501  $139,458
          Commercial..................................   29,237    35,055      67,558    77,342
          Industrial..................................   17,526    21,705      64,890    68,910
          Transportation..............................    3,599     1,652       9,154     6,563
          Other Revenues..............................      978     1,095       1,695     2,955
                                                       --------  --------    --------  --------
             Total Operating Revenues................. $106,006  $124,191    $262,798  $295,228
                                                       ========  ========    ========  ========
        GAS SALES (Mcf):
          Residential.................................   10,366    10,968      20,749    23,304
          Commercial..................................    6,245     6,440      13,922    14,732
          Industrial-
            Firm......................................    2,431     2,675       7,890     7,754
            Interruptible.............................    2,924     2,857      11,069    11,247
                                                       --------  --------    --------  --------
                                                         21,966    22,940      53,630    57,037
                                                       ========  ========    ========  ========
        Transported Volumes (Mcf).....................    4,714     2,667      14,621    11,277
                                                       ========  ========    ========  ========
        WEATHER DATA-COLDER (WARMER)
          THAN NORMAL*................................  (11.7%)    (3.3%)     (14.7%)      1.9%
                                                       ========  ========    ========  ========

        *Based on system weighted average.  Data for 1995 is preliminary.

        OPERATING RESULTS-NON-UTILITY

             Revenues of UCG Energy Corporation (UCG Energy) decreased from $13,742,000 in the first quarter of 1994 to $12,383,000 in the first quarter of 1995. Revenues decreased from $41,725,000 for the twelve months ended March 31, 1994 to $37,024,000 for the twelve months ended March 31, 1995. The propane division's revenues decreased in the first quarter and twelve month periods due to decreased volumes sold as a result of warmer than normal weather. This decrease was partially offset by the acquisitions of Hurley's Propane Gas in Morristown, Tennessee in April, 1994 and Harrell Propane, Inc., in Murfreesboro, Tennessee in January, 1995. The utility services division's revenues decreased from 1994 for the first quarter and twelve month periods primarily as a result of decreased gas brokerage sales to certain industrial customers and others, and secondarily, the discontinuance of the distribution of energy-related products. The rental division had a moderate decrease in revenues in both periods due to lower rental rates on certain rental units and a reduced number of rental units in service.

             Expenses of UCG Energy, including cost of sales, decreased from $9,503,000 in the first quarter of 1994 to $8,762,000 in the first quarter of 1995 and from $31,303,000 in the twelve month period ended March 31, 1994 to $27,962,000 in the twelve month period ended March 31, 1995. Expenses decreased in the first quarter in the propane division primarily as a result of the cost of decreased volumes sold, but increased in the twelve month period due to added administrative and general expenses associated with the acquisitions of Hurley's Propane Gas and Harrell Propane, Inc. Expenses of the utility services division decreased in both periods as a result of lower cost of sales from decreased brokerage activities and the discontinuance of the distribution of energy-related products. Expenses of the rental division varied only slightly in both periods from the previous year.

ITEM 2. CONTINUED

             Other income, net of UCG Energy increased $791,000 and $811,000, respectively, in the first quarter and twelve month period primarily as a result of $574,000 of investment income in the utility services division from Woodward Marketing, L.L.C.

             UCG Energy's net income increased from $2,058,000 in the first quarter of 1994 to $2,073,000 in the first quarter of 1995, but decreased from $3,915,000 in the twelve month period ended March 31, 1994 to $3,765,000 in the twelve month period ended March 31, 1995.
        The increase for the quarter is the result of investment income from Woodward Marketing, L.L.C., partially offset by decreased sales in the propane division and other factors as mentioned above. The decrease in the twelve month period can largely be attributed to decreased sales volume in the propane division due to warmer than normal weather, partially offset by the investment income from Woodward Marketing, L.L.C.

             United Cities Gas Storage Company had net income for the three and twelve month periods of $151,000 and $576,000, respectively, as compared to $100,000 and $470,000 for the same periods in 1994. The revenues of the subsidiary were primarily derived from natural gas storage services and natural gas provided to United Cities Gas Company.

        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

             Total cash provided by operations for the three and twelve month periods ended March 31, 1995 was $46,318,000 and $33,057,000, respectively. Changes in accounts receivable, gas in storage and accounts payable are primarily a result of the seasonal nature of the Company's business. There were no other changes in significant balance sheet accounts which had a material effect on the cash flows of the Company. The financing activities during the three and twelve month periods reflect the retirement of long-term debt, dividend payments, the issuance of stock through the Company's various stock purchase plans and the net activity of short-term borrowings.

             The Company has authorized as of March 31, 1995, specific purchases and construction projects amounting to $9,421,000 of its 1995 utility capital budget of $36,900,000 and $1,231,000 of its non-utility budget of $4,800,000. Total capital expenditures for 1996, 1997 and 1998 are anticipated to be approximately $28,400,000, $30,400,000 and $31,000,000, respectively. In addition to its ongoing construction program, the Company is constructing a twenty-eight mile main which will connect two of its fastest growing distribution systems located in Middle Tennessee and is designed to provide the Company's current customers with the lowest possible priced gas through increased gas supply flexibility. Included in the 1995 utility capital budget stated above is $5,000,000 related to this project.

             The Company owns former manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri. The Company is unaware of any information which suggests that these sites give rise to a present health or environmental risk as a result of the manufactured gas process or that any response action will be necessary. However, the Company has accrued and deferred for recovery $750,000 associated with the preliminary survey and invasive study of these sites.

             Management expects that expenditures related to response action at any environmental site will be recovered through rates or insurance, or shared among other potentially responsible parties. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations, financial condition or cash flows of the Company.

             During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI will receive $5,000,000 in the Company's common stock and $750,000 in cash in late May, 1995, and may, if certain earnings targets are met, receive an additional payment of $1,000,000 to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC will provide gas marketing services to industrial customers, municipalities and local distribution companies. UCG Energy utilized equity accounting, effective January 1, 1995, for the acquisition. At March 31, 1995, a liability of $5,832,000 related to the acquisition is included in "Other accounts payable."

ITEM 2. CONTINUED

             On April 6, 1995, the Company signed a letter of intent to acquire all the outstanding common stock of Monarch Gas Company (Monarch). The acquisition will be accounted for as a pooling of interest whereby the number of shares of the Company's common stock issued will be calculated based on the book value of Monarch versus the book value of the Company at December 31, 1994. In addition, the Company will enter into a $250,000, five year non-compete agreement with the owners of Monarch. Monarch serves approximately 3,000 customers in small communities adjacent to the Company's Vandalia, Illinois operation.
        The Company will not restate prior period consolidated financial statements due to immateriality.

             In March, 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the results of operations, financial condition or cash flows of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as a result of a change in regulation.

             On April 28, 1995, the Company filed to increase rates on an annual basis by $810,000 in the state of Virginia. The Company expects that any increase granted will be effective by the fourth quarter of 1995.

             In an election held on April 7, 1995, 96 employees in Columbus, Georgia voted not to be represented by a union.

             The Company believes its short-term lines of credit are sufficient to meet anticipated short-term requirements. At March 31, 1995, the Company had $84,000,000 in short-term lines of credit, including master and banker's acceptance notes, bearing interest primarily at the lesser of prime or a negotiated rate during the term of each borrowing. At March 31, 1995, $18,061,000 was outstanding under these arrangements.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995


ITEM 1.  LEGAL PROCEEDINGS.

           See December 31, 1994 Form 10-K


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits-See list of Exhibits on page 13 hereof.

           (b)  Reports on Form 8-K.
                   None

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS

 11.01   Computation of Common Stock Earnings Per Share.  (Page 15).

 12.01   Computation of Ratio of Consolidated Earnings to Fixed Charges.
         (Page 16).

 27.01   Financial Data Schedule (for SEC use only) (Page 17).

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                   SIGNATURE





  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 UNITED CITIES GAS COMPANY




                                              /s/ ADRIENNE H. BRANDON
                                              ---------------------------------
                                                 ADRIENNE H. BRANDON
                                                 Vice President and Controller
                                                 On behalf of the Registrant

Date:  May 11, 1995