Form 10-Q
period 1995-06-30
UNITED CITIES GAS CO
filed 1995-08-14
CIK 101105

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1995.
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                to               .
                               --------------    --------------

Commission file number 0-1284-2


                           UNITED CITIES GAS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Illinois and Virginia                        36-1801540
--------------------------------------------------------------------------------
       (State or other jurisdiction of               (IRS Employer
       incorporation or organization)             Identification Number)

       5300 Maryland Way, Brentwood, TN                  37027
--------------------------------------------------------------------------------
          (Address of principal                        (Zip Code)
           executive offices)


                                (615) 373-5310
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes
[ ] No

At July 31, 1995, 12,571,187 shares of the common stock of the Registrant were outstanding.

================================================================================

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1995


                              TABLE OF CONTENTS

      ITEM                                                                           PAGE
     NUMBER                 PART I -- FINANCIAL INFORMATION                         NUMBER
     ------                                                                         ------
       1       Financial Statements:
                 Consolidated Statements of Income (Unaudited) for the Three, Six
                   and Twelve Months Ended June 30, 1995 and June 30, 1994.            3

                 Consolidated Statements of Cash Flows (Unaudited) for the Three,
                   Six and Twelve Months Ended June 30, 1995 and June 30, 1994         4

                 Consolidated Balance Sheets at June 30, 1995 (Unaudited) and          5
                   December 31, 1994.

                 Consolidated Statements of Capitalization at June 30, 1995
                   (Unaudited) and December 31, 1994.                                  6

                 Notes to Consolidated Financial Statements.                           7

       2       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.                                            8

                             PART II -- OTHER INFORMATION

       1       Legal Proceedings.                                                     12

       4       Submission of Matters to a Vote of Security Holders.                   12

       6       Exhibits and Reports on Form 8-K.                                      12

               List of Exhibits.                                                      13

               Signature                                                              14


                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                               THREE MONTHS ENDED    SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                                                     JUNE 30,             JUNE 30,              JUNE 30,
                                                               ------------------    ----------------     -------------------
(Unaudited, in thousands, except per share amounts)              1995      1994        1995      1994        1995      1994
                                                                 ----      -----       ----      ----        ----      ----
UTILITY OPERATING REVENUES....................................  $42,246   $48,352    $148,252  $172,543    $256,693  $294,646
   Natural gas cost...........................................   24,023    30,033      85,945   110,035     148,879   186,375
                                                                -------   -------    --------  --------    --------  --------
UTILITY OPERATING MARGIN......................................   18,223    18,319      62,307    62,508     107,814   108,271
                                                                -------   -------    --------  --------    --------  --------
UTILITY OTHER OPERATING EXPENSES:
   Operations and maintenance.................................   14,524    14,754      29,764    29,644      57,423    57,522
   Depreciation and amortization..............................    3,708     3,506       7,372     6,934      14,371    13,621
   Federal and state income taxes.............................   (2,430)   (2,333)      4,448     4,907       3,416     3,227
   Other taxes................................................    2,978     2,498       6,397     5,557      11,579    10,448
                                                                -------   -------    --------  --------    --------  --------
     Total other operating expenses...........................   18,780    18,425      47,981    47,042      86,789    84,818
                                                                -------   -------    --------  --------    --------  --------
UTILITY OPERATING INCOME (LOSS)...............................     (557)     (106)     14,326    15,466      21,025    23,453
UTILITY OTHER INCOME (LOSS), NET..............................      215       (49)        173      (125)         37       232
                                                                -------   -------    --------  --------    --------  --------
                                                                   (342)     (155)     14,499    15,341      21,062    23,685
                                                                -------   -------    --------  --------    --------  --------
UTILITY INTEREST CHARGES:
   Interest on long-term debt.................................    2,980     3,073       6,017     6,217      12,149    12,567
   Other interest charges.....................................      490       216       1,191       490       2,438     2,337
                                                                -------   -------    --------  --------    --------  --------
     Total interest charges...................................    3,470     3,289       7,208     6,707      14,587    14,904
                                                                -------   -------    --------  --------    --------  --------
UTILITY INCOME (LOSS).........................................   (3,812)   (3,444)      7,291     8,634       6,475     8,781
                                                                -------   -------    --------  --------    --------  --------
OTHER INCOME (LOSS):
   Operations of UCG Energy Corporation-
      Revenues................................................    4,444     5,984      16,827    19,726      35,485    40,465
      Operating expenses......................................   (4,015)   (5,100)    (12,777)  (14,603)    (26,834)  (30,639)
      Interest expense........................................     (283)     (201)       (521)     (386)       (909)     (996)
      Depreciation and amortization...........................   (1,007)     (865)     (1,991)   (1,752)     (3,819)   (3,590)
      Other income, net.......................................      372       178       1,313       328       1,659       688
      Federal and state income taxes..........................      185         2      (1,082)   (1,257)     (2,119)   (2,359)
                                                                -------   -------    --------  --------    --------  --------
                                                                   (304)       (2)      1,769     2,056       3,463     3,569
                                                                -------   -------    --------  --------    --------  --------
   Operations of United Cities Gas Storage Company-
      Revenues................................................    1,145     1,741       3,028     4,757       5,398     8,805
      Operating expenses......................................     (527)   (1,205)     (1,840)   (3,715)     (3,076)   (6,611)
      Interest expense........................................     (275)     (237)       (506)     (488)       (966)     (979)
      Depreciation............................................      (92)      (92)       (184)     (183)       (368)     (364)
      Federal and state income taxes..........................      (97)      (81)       (193)     (145)       (384)     (358)
                                                                -------   -------    --------  --------    --------  --------
                                                                    154       126         305       226         604       493
                                                                -------   -------    --------  --------    --------  --------

COMMON STOCK EARNINGS (LOSS)..................................  $(3,962)  $(3,320)   $  9,365  $ 10,916    $ 10,542  $ 12,843
                                                                =======   =======    ========  ========    ========  ========

COMMON STOCK EARNINGS (LOSS) PER SHARE........................  $ (0.35)  $ (0.32)   $   0.86  $   1.05    $   0.99  $   1.25
                                                                =======   =======    ========  ========    ========  ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...................   11,197    10,369      10,937    10,350      10,700    10,309
                                                                =======   =======    ========  ========    ========  ========

COMMON STOCK DIVIDENDS PER SHARE..............................  $ 0.255   $  0.25    $   0.51  $   0.50    $  1.015  $  0.995
                                                                =======   =======    ========  ========    ========  ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                             JUNE 30,                JUNE 30,
                                                                        ------------------      -----------------
(Unaudited, in thousands)                                                1995        1994        1995        1994
                                                                         ----        ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Common stock earnings (loss)....................................    $ (3,962)   $ (3,320)   $  9,365    $ 10,916
                                                                       --------    --------    --------    --------
   Adjustments to reconcile common stock earnings (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization.................................       4,807       4,463       9,547       8,869
     Deferred taxes................................................           7         (72)         13        (144)
     Investment tax credits, net...................................         (91)        (93)       (182)       (185)
     Investment income from Woodward Marketing, L.L.C..............        (155)      -            (729)      -
     Changes in current assets and current liabilities:
       Receivables.................................................      20,073      27,121      27,111      30,650
       Materials and supplies......................................        (124)       (471)       (363)       (399)
       Gas in storage..............................................      (7,293)    (10,644)      8,445       5,013
       Gas costs to be billed in the future........................      (1,901)     (1,997)      2,823      (3,069)
       Prepayments and other.......................................      (1,391)       (845)       (326)        117
       Accounts payable............................................        (845)     (5,622)     (8,903)    (14,224)
       Customer deposits and advance payments......................           6         575      (3,208)     (3,352)
       Accrued interest............................................      (2,542)     (2,574)       (339)     (1,187)
       Supplier refunds due customers..............................      (1,487)     (2,787)      4,135       2,800
       Accrued taxes...............................................      (4,902)     (4,258)        428       3,110
       Other, net..................................................        (627)       (824)     (1,926)        521
                                                                       --------    --------    --------    --------
         Total adjustments.........................................       3,535       1,972      36,526      28,520
                                                                       --------    --------    --------    --------
           Net cash provided by (used in) operating activities.....        (427)     (1,348)     45,891      39,436
                                                                       --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property - utility.................................      (8,085)     (6,692)    (17,798)    (14,026)
   Additions to property - non-utility.............................      (1,219)       (851)     (2,367)     (1,446)
   Investment in Woodward Marketing, L.L.C., net...................      (1,433)      -          (1,433)      -
                                                                       --------    --------    --------    --------
           Net cash used in investing activities...................     (10,737)     (7,543)    (21,598)    (15,472)
                                                                       --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings - net.....................................      (5,109)     10,620     (33,236)    (12,243)
   Proceeds from issuance of common stock..........................      20,400         273      21,710         625
   Long-term debt retirements......................................        (835)     (1,127)     (5,333)     (5,678)
   Dividends paid..................................................      (2,391)     (2,284)     (4,758)     (4,564)
                                                                       --------    --------    --------    --------
           Net cash provided by (used in) financing activities.....      12,065       7,482     (21,617)    (21,860)
                                                                       --------    --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS..........         901      (1,409)      2,676       2,104

CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD..............       4,519       4,311       2,744         798
                                                                       --------    --------    --------    --------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD....................    $  5,420    $  2,902    $  5,420    $  2,902
                                                                       ========    ========    ========    ========

CASH PAID DURING THE PERIOD FOR:
   Interest, net of amounts capitalized............................    $  6,570    $  6,301    $  8,574    $  8,768
                                                                       ========    ========    ========    ========
   Income taxes....................................................    $  2,901    $  2,499    $  5,069    $  2,862
                                                                       ========    ========    ========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends reinvested............................................    $    444    $    308    $    804    $    611
                                                                       ========    ========    ========    ========
   Debt incurred to acquire assets of Harrell Propane, Inc.........       -           -        $  1,250       -
                                                                       ========    ========    ========    ========
   Common stock issued in investment in Woodward Marketing, L.L.C..    $  5,000       -        $  5,000       -
                                                                       ========    ========    ========    ========

                                                                        TWELVE MONTHS ENDED
                                                                            JUNE 30,
                                                                        -------------------
(Unaudited, in thousands)                                                1995        1994
                                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Common stock earnings (loss)....................................    $ 10,542    $ 12,843
                                                                       --------    --------
   Adjustments to reconcile common stock earnings (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization.................................      18,558      17,575
     Deferred taxes................................................       1,458         485
     Investment tax credits, net...................................        (367)       (372)
     Investment income from Woodward Marketing, L.L.C..............        (729)      -
     Changes in current assets and current liabilities:
       Receivables.................................................       3,493        (411)
       Materials and supplies......................................         229         175
       Gas in storage..............................................       2,964     (10,799)
       Gas costs to be billed in the future........................      (2,019)     (5,074)
       Prepayments and other.......................................         564         527
       Accounts payable............................................      (3,116)      7,384
       Customer deposits and advance payments......................       2,334       1,365
       Accrued interest............................................        (264)       (399)
       Supplier refunds due customers..............................       2,562      (4,035)
       Accrued taxes...............................................        (193)         63
       Other, net..................................................      (2,038)     (2,899)
                                                                       --------    --------
         Total adjustments.........................................      23,436       3,585
                                                                       --------    --------
           Net cash provided by (used in) operating activities.....      33,978      16,428
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property - utility.................................     (34,660)    (28,227)
   Additions to property - non-utility.............................      (5,149)     (2,892)
   Investment in Woodward Marketing, L.L.C., net...................      (1,433)      -
                                                                       --------    --------
           Net cash used in investing activities...................     (41,242)    (31,119)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings - net.....................................       2,332      10,620
   Proceeds from issuance of common stock..........................      24,347       1,496
   Long-term debt retirements......................................      (7,488)     (6,770)
   Dividends paid..................................................      (9,409)     (9,067)
                                                                       --------    --------
           Net cash provided by (used in) financing activities.....       9,782      (3,721)
                                                                       --------    --------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS..........       2,518     (18,412)

CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD..............       2,902      21,314
                                                                       --------    --------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD....................    $  5,420    $  2,902
                                                                       ========    ========

CASH PAID DURING THE PERIOD FOR:
   Interest, net of amounts capitalized............................    $ 16,726    $ 17,278
                                                                       ========    ========
   Income taxes....................................................    $  5,927    $  7,779
                                                                       ========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends reinvested............................................    $  1,447    $  1,190
                                                                       ========    ========
   Debt incurred to acquire assets of Harrell Propane, Inc.........    $  1,250       -
                                                                       ========    ========
   Common stock issued in investment in Woodward Marketing, L.L.C..    $  5,000       -
                                                                       ========    ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,     DECEMBER 31,
(In thousands)                                                          1995          1994
                                                                        ----          ----
ASSETS                                                               (UNAUDITED)
   UTILITY PLANT:
       Plant in service, at cost................................      $420,220      $403,121
         Less-accumulated depreciation..........................       146,262       139,715
                                                                      --------      --------
                                                                       273,958       263,406
                                                                      --------      --------
   NON-UTILITY PROPERTY:
       Property, plant, and equipment...........................        74,384        71,222
         Less-accumulated depreciation..........................        23,894        22,272
                                                                      --------      --------
                                                                        50,490        48,950
                                                                      --------      --------
   CURRENT ASSETS:
       Cash and temporary investments...........................         5,420         2,744
       Receivables, less allowance for uncollectible accounts
         of $1,070 in 1995 and $1,017 in 1994...................        16,219        43,330
       Materials and supplies...................................         5,543         5,180
       Gas in storage...........................................        18,006        26,451
       Gas costs to be billed in the future.....................        13,134        15,957
       Prepayments and other....................................         2,372         2,046
                                                                      --------      --------
                                                                        60,694        95,708
                                                                      --------      --------
   DEFERRED CHARGES:
       Unamortized debt discount and expense, net...............         2,649         2,694
       Investment in Woodward Marketing, L.L.C. ................         7,162         -
       Non-compete agreements, net..............................         3,703         3,697
       Deferred system improvement costs, net...................         1,119         1,425
       Other deferred charges...................................         7,430         5,320
                                                                      --------      --------
                                                                        22,063        13,136
                                                                      --------      --------
                                                                      $407,205      $421,200
                                                                      ========      ========
CAPITALIZATION AND LIABILITIES
   CAPITALIZATION:
       Common stock equity......................................      $149,345      $118,028
       Long-term debt...........................................       137,637       144,344
                                                                      --------      --------
                                                                       286,982       262,372
                                                                      --------      --------
   CURRENT LIABILITIES:
       Current portion of long-term obligations.................         8,692         6,068
       Notes payable............................................        12,952        46,188
       Accounts payable for gas costs...........................        17,210        26,185
       Other accounts payable...................................         3,060         2,988
       Accrued taxes............................................         6,803         6,375
       Customer deposits and advance payments...................        10,965        14,173
       Accrued interest.........................................         3,006         3,345
       Supplier refunds due customers...........................         9,576         5,441
       Other....................................................         8,658         8,993
                                                                      --------      --------
                                                                        80,922       119,756
                                                                      --------      --------
   DEFERRED CREDITS:
       Accumulated deferred income tax..........................        24,715        24,572
       Deferred investment tax credits..........................         4,463         4,645
       Income taxes due customers...............................         6,185         6,329
       Other....................................................         3,938         3,526
                                                                      --------      --------
                                                                        39,301        39,072
                                                                      --------      --------
                                                                      $407,205      $421,200
                                                                      ========      ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION




                                                                               JUNE 30,        DECEMBER 31,
(In thousands, except share amounts)                                            1995              1994
                                                                        -----------------  ----------------
COMMON STOCK EQUITY:                                                       (UNAUDITED)
    Common stock without par value, authorized
      40,000,000 shares, outstanding 12,548,476 in
      1995 and 10,613,441 in 1994.....................................  $ 99,136           $ 71,622
    Capital surplus...................................................    22,462             22,462
    Retained earnings.................................................    27,747             23,944
                                                                        --------           --------
      Total common stock equity.......................................   149,345    52.0%   118,028   45.0%
                                                                        --------   -----   --------  -----

LONG-TERM DEBT:
    First mortgage bonds .............................................   125,000            129,000
    Senior secured storage term notes, 8.67%, due in
       installments through 2007......................................    10,191             10,436
    Rental property adjustable rate term notes due in
       installments through 1999......................................     6,267              6,839
    Other long-term obligations due in installments through 2013......     4,871              4,137
                                                                        --------           --------
                                                                         146,329            150,412
        Less-current requirements.....................................     8,692              6,068
                                                                        --------           --------
        Total long-term debt, excluding amounts due within one year...   137,637    48.0%   144,344   55.0%
                                                                        --------   -----   --------  -----

TOTAL CAPITALIZATION..................................................  $286,982   100.0%  $262,372  100.0%
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

        The Company's business is seasonal in nature resulting in greater earnings during the winter months. The results of operations for the three month and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

         In June, 1995, the Company entered into a $1,787,000 agreement with Union Electric Company (Union Electric) whereby Union Electric agreed to assume responsibility for the Company's continuing investigation and environmental response action obligations as outlined in the feasibility study related to a former manufactured gas plant site in Keokuk, Iowa. At June 30, 1995, the Company had $1,430,000 accrued for its remaining liability related to the agreement. This amount is to be paid annually over a four year period beginning July 1, 1996. The Company has deferred the accrued amount and expects approval for recovery in its next rate proceeding in Iowa.

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

         During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI received $5,000,000 in the Company's common stock and $750,000 in cash in May, 1995, and may, if certain earnings targets are met, receive an additional payment of $1,000,000 to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. In addition, in May, 1995, the Company paid a net $683,000 for the Company's share of certain assets and paid-in-capital of WMLLC. WMLLC will provide gas marketing services to industrial customers, municipalities and local distribution companies. UCG Energy utilized equity accounting, effective January 1, 1995, for the acquisition.

         On April 6, 1995, the Company signed a letter of intent to acquire all the outstanding common stock of Monarch Gas Company (Monarch). The acquisition will be accounted for as a pooling of interests whereby the number of shares of the Company's common stock issued will be calculated based on the book value of Monarch versus the book value of the Company at December 31, 1994. In addition, the Company will enter into a $250,000, five year non-compete agreement with the owners of Monarch. Monarch serves approximately 3,000 customers in small communities adjacent to the Company's Vandalia, Illinois operation. The Company will not restate prior years' consolidated financial statements due to immateriality.

         In March, 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996, and does not expect that adoption will have a material impact on the results of operations, financial condition or cash flows of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as a result of a change in regulation.

         Effective May 22, 1995, United Cities Propane Gas of Tennessee, Inc., a subsidiary of UCG Energy, purchased all of the propane transportation assets of Transpro South, Inc., a common carrier corporation, for approximately $218,000. In addition, the subsidiary entered into a ten year non-compete agreement with the prior owner for $6,000.

         Certain reclassifications were made conforming prior year's financial statements with 1995 financial statement presentation.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

         Overview

        The Company's 1995 second quarter common stock loss was $3,962,000 compared to the second quarter 1994 loss of $3,320,000. The loss per common share was $.35 on an additional 828,000 average number of shares outstanding, compared to the loss of $.32 for the comparable period in 1994. The common stock earnings for the first six months of 1995 were $9,365,000 compared to $10,916,000 in 1994. Common stock earnings per share decreased from $1.05 in 1994 to $.86 in 1995 on an additional 587,000 average number of shares outstanding. Common stock earnings for the twelve month period ended June 30, 1995 were $10,542,000 compared to $12,843,000 for the twelve month period ended June 30, 1994. Common stock earnings per share decreased from $1.25 in the twelve month period in 1994 to $.99 in the twelve month period in 1995. Average shares outstanding increased by 391,000 for the twelve month period ended June 30, 1995.

        The following table summarizes certain information regarding the operation of each segment of the Company's business for the periods ended June 30:

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED        TWELVE MONTHS ENDED
                                                    ------------------      ----------------        -------------------
          (UNAUDITED, IN THOUSANDS)                  1995       1994         1995       1994         1995       1994
                                                     ----       ----         ----       ----         ----       ----
          OPERATING REVENUES:
          Utility................................   $42,246    $48,352     $148,252   $172,543     $256,693   $294,646
                                                    -------    -------     --------   --------     --------   --------
          Subsidiaries:
            UCG Energy Corporation-
              Propane Division...................     1,825      1,651       10,843     11,082       20,548     20,368
              Rental Division....................     1,586      1,614        3,117      3,258        6,309      6,577
              Utility Services Division..........     1,033      2,719        2,867      5,386        8,628     13,520
                                                    -------    -------     --------   --------     --------   --------
                Total UCG Energy Corporation.....     4,444      5,984       16,827     19,726       35,485     40,465
            United Cities Gas Storage Company....     1,145      1,741        3,028      4,757        5,398      8,805
                                                    -------    -------     --------   --------     --------   --------
                Total Subsidiaries...............     5,589      7,725       19,855     24,483       40,883     49,270
                                                    -------    -------     --------   --------     --------   --------
          Total Revenues.........................   $47,835    $56,077     $168,107   $197,026     $297,576   $343,916
                                                    =======    =======     ========   ========     ========   ========

          COMMON STOCK EARNINGS:
          Utility................................   $(3,812)   $(3,444)    $  7,291   $  8,634     $  6,475   $  8,781
                                                    -------    -------     --------   --------     --------   --------
          Subsidiaries:
            UCG Energy Corporation-
              Propane Division...................      (791)      (695)         395        698          819      1,083
              Rental Division....................       425        506          859      1,021        1,863      1,810
              Utility Services Division..........        62        187          515        337          781        676
                                                    -------    -------     --------   --------     --------   --------
                Total UCG Energy Corporation.....      (304)        (2)       1,769      2,056        3,463      3,569
            United Cities Gas Storage Company....       154        126          305        226          604        493
                                                    -------    -------     --------   --------     --------   --------
                Total Subsidiaries...............      (150)       124        2,074      2,282        4,067      4,062
                                                    -------    -------     --------   --------     --------   --------
          Total Common Stock Earnings............   $(3,962)   $(3,320)    $  9,365   $ 10,916     $ 10,542   $ 12,843
                                                    =======    =======     ========   ========     ========   ========

          OPERATING RESULTS-UTILITY

        The utility loss increased by $368,000 for the second quarter and utility earnings decreased $1,343,000 and $2,306,000, respectively, for the six and twelve month periods in 1995 from the comparable 1994 periods due predominantly to the factors mentioned below:


        The operating margin decreased from $18,319,000 in the second quarter of 1994 to $18,223,000 in 1995. The operating margin for the six month period ended June 30, 1995 was $62,307,000 compared to $62,508,000 for the same period in 1994, and the margin decreased $457,000 to $107,814,000 for the twelve months ended June 30, 1995. The decrease in margin in the six and twelve month periods can primarily be attributed to the warmer weather in the periods ended June 30, 1995 as compared to the previous year periods. However, the negative impact of the warmer weather was lessened by the weather normalization adjustments (WNAs) in Tennessee and Georgia, an increased number of natural gas customers, the Palmyra, Missouri acquisition in March, 1994 and the rate increase effective February, 1995 in South Carolina. In the six and twelve month periods ended June 30, 1995, $2,328,000 and $3,852,000, respectively, in additional revenues were generated by the WNAs. In comparison, the WNAs generated additional revenues of $526,000 and $313,000 for the six and twelve month periods ended June 30, 1994.

ITEM 2. CONTINUED

        Operations and maintenance expenses other than natural gas cost for the current year periods varied only slightly from the previous year periods. Increases in payroll related expenses during the periods were primarily offset by a reduction in medical expenses. Depreciation and amortization expense and other taxes, which includes property taxes, increased in all periods primarily due to additional plant in service.


        Interest expense increased $181,000 and $501,000 in the three and six month periods ended June 30, 1995 as compared to the same periods in 1994 primarily due to interest on increased short-term debt outstanding, offset slightly by the retirement of long-term debt. Interest expense decreased $317,000 in the twelve month period primarily due to the retirement of long-term debt and because of the 1993 assessment of interest related to the settlement of the Internal Revenue Service Audit for the years 1986 through 1990, partially offset by interest on increased short-term debt outstanding during the period.

        The table below reflects operating revenues, gas sales volumes and weather data for the periods ended June 30:

          OPERATING STATISTICS-UTILITY
                                                    THREE MONTHS ENDED      SIX MONTHS ENDED        TWELVE MONTHS ENDED
                                                    ------------------      ----------------        -------------------
          (UNAUDITED, IN THOUSANDS)                  1995       1994         1995       1994         1995       1994
                                                     ----       ----         ----       ----         ----       ----
          OPERATING REVENUES:
            Residential..........................   $16,424    $18,048     $ 71,090   $ 82,732     $117,877   $138,268
            Commercial...........................     9,786     11,473       39,023     46,528       65,871     77,272
            Industrial...........................    12,832     16,761       30,358     38,466       60,961     70,093
            Transportation.......................     2,625      1,684        6,224      3,336       10,095      6,612
            Other Revenues.......................       579        386        1,557      1,481        1,889      2,401
                                                    -------    -------     --------   --------     --------   --------
               Total Operating Revenues..........   $42,246    $48,352     $148,252   $172,543     $256,693   $294,646
                                                    =======    =======     ========   ========     ========   ========
          GAS SALES (MCF):
            Residential..........................     2,645      2,585       13,011     13,553       20,810     22,828
            Commercial...........................     2,144      2,120        8,389      8,560       13,944     14,634
            Industrial-
              Firm...............................     1,691      1,861        4,122      4,536        7,720      8,010
              Interruptible......................     2,430      2,569        5,354      5,426       10,930     11,104
                                                    -------    -------     --------   --------     --------   --------
                                                      8,910      9,135       30,876     32,075       53,404     56,576
                                                    =======    =======     ========   ========     ========   ========
          Transported Volumes (Mcf)..............     4,092      3,244        8,806      5,911       15,470     11,628
                                                    =======    =======     ========   ========     ========   ========

          WEATHER DATA-COLDER (WARMER)
            THAN NORMAL*.........................    (3.7%)     (7.4%)      (10.7%)     (3.8%)      (14.4%)      -
                                                    =======    =======     ========   ========     ========   ========

*Based on system weighted average.  Data for 1995 is preliminary.

OPERATING RESULTS-NON-UTILITY

        Revenues of UCG Energy Corporation (UCG Energy) decreased $1,540,000, $2,899,000 and $4,980,000 from the second quarter, six and twelve month periods ended June 30, 1994, respectively. The propane division's revenues increased moderately from the second quarter in 1994 due to increased jobbing and service revenues as a result of increased appliance sales. The propane division's revenues decreased in the six month period due to decreased propane volumes sold as a result of warmer than normal weather, but increased in the twelve month period as a result of a change in the billing date of the facility fee from June, 1994 to October, 1994, partially offset by decreased propane volumes sold due to warmer than normal weather. The utility services division's revenues decreased in the second quarter, six and twelve month periods from 1994 primarily due to decreased gas brokerage sales to certain industrial customers and others, and secondarily, the discontinuance of the distribution of energy-related products. The rental division had a moderate decrease in revenues in all periods due to lower rental rates on certain rental units in service.

        Expenses of UCG Energy, including cost of sales, decreased $1,085,000, $1,826,000 and $3,805,000 from the second quarter, six and twelve month periods ended June 30, 1994. Expenses increased in all periods in the propane division due to added general and administrative expenses associated with the acquisitions of Transpro South, Inc., Harrell Propane, Inc., and Hurley's Propane Gas. Expenses of the utility services division decreased in all periods as a result of decreased gas brokerage sales to certain industrial customers and others as well as the discontinuance of the distribution of energy-related products. Expenses of the rental division varied only slightly in all periods from the previous year.

ITEM 2. CONTINUED

        Other income, net of UCG Energy increased $194,000, $985,000 and $971,000 from the second quarter, six and twelve month periods ended June 30, 1994, respectively, primarily as a result of investment income from Woodward Marketing, L.L.C. in the utility services division of $155,000 in the second quarter and $729,000 in the six and twelve month periods.


        UCG Energy's net loss increased $302,000 and net income decreased $287,000 and $106,000 from the second quarter, six and twelve month periods ended June 30, 1994. The increased loss in the second quarter is principally due to decreased sales in the utility services division as mentioned above and secondarily, to increased expenses in the propane division, partially offset by increased jobbing and service revenues. The decrease in the six and twelve month periods is the result of decreased sales in the propane division partially offset by the investment income from Woodward Marketing, L.L.C. in both periods and the change in the billing date of the facility fee reflected in the twelve month periods.

        Effective May 22, 1995, United Cities Propane Gas of Tennessee, Inc., a subsidiary of UCG Energy, purchased all of the propane transportation assets of Transpro South, Inc., a common carrier corporation, for approximately $218,000. In addition, the subsidiary entered into a ten year non-compete agreement with the prior owner for $6,000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Total cash used in operations for the three month period ended June 30, 1995 was $427,000. Total cash provided by operations for the six and twelve month periods ended June 30, 1995 was $45,891,000 and $33,978,000, respectively. Changes in accounts receivable, gas in storage and accounts payable are primarily a result of the seasonal nature of the Company's business. There were no other changes in significant balance sheet accounts which had a material effect on the cash flows of the Company. The financing activities during the periods include the June, 1995 issuance of 1,380,000 shares of commom stock in a public stock offering with net proceeds from the sale amounting to approximately $19,000,000 as of June 30, 1995. The net proceeds were used to repay short-term debt and fund the Company's construction program. The financing activities also reflect the retirement of long-term debt, dividend payments, the issuance of stock through the Company's various stock purchase plans and the net activity of short-term borrowings.


        The Company has authorized as of June 30, 1995, specific purchases and construction projects amounting to $19,718,000 of its 1995 utility capital budget of $36,868,000 and $3,713,000 of its non-utility capital budget of $4,855,000. Total capital expenditures for 1996, 1997 and 1998 are anticipated to be approximately $28,400,000, $30,400,000 and $31,000,000, respectively. In addition to its ongoing construction program, the Company is constructing a twenty-eight mile main which will connect two of its fastest growing distribution systems located in Middle Tennessee and is designed to provide the Company's current customers with the lowest possible priced gas through increased gas supply flexibility. Included in the 1995 utility capital budget stated above is $5,000,000 related to this project.

        In June, 1995, the Company entered into a $1,787,000 agreement with Union Electric Company (Union Electric) whereby Union Electric agreed to assume responsibility for the Company's continuing investigation and environmental response action obligations as outlined in the feasibility study related to a former manufactured gas plant site in Keokuk, Iowa. At June 30, 1995, the Company had $1,430,000 accrued for its remaining liability related to the agreement. This amount is to be paid annually over a four year period beginning July 1, 1996. The Company has deferred the accrued amount and expects approval for recovery in its next rate proceeding in Iowa.

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

ITEM 2. CONTINUED

        During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI received $5,000,000 in the Company's common stock and $750,000 in cash in May, 1995, and may, if certain earnings targets are met, receive an additional payment of $1,000,000 to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. In addition, in May, 1995, the Company paid a net $683,000 for the Company's share of certain assets and paid-in-capital of WMLLC. WMLLC will provide gas marketing services to industrial customers, municipalities and local distribution companies. UCG Energy utilized equity accounting, effective January 1, 1995, for the acquisition.

        On April 6, 1995, the Company signed a letter of intent to acquire all the outstanding common stock of Monarch Gas Company (Monarch). The acquisition will be accounted for as a pooling of interests whereby the number of shares of the Company's common stock issued will be calculated based on the book value of Monarch versus the book value of the Company at December 31, 1994. In addition, the Company will enter into a $250,000, five-year non-compete agreement with the owners of Monarch. Monarch serves approximately 3,000 customers in small communities adjacent to the Company's Vandalia, Illinois operation. The Company will not restate prior years' consolidated financial statements due to immateriality.

        In March, 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996, and does not expect that adoption will have a material impact on the results of operations, financial condition or cash flows of the Company based on the current regulatory structure in which the Company operates. This conclusion may change in the future as a result of a change in regulation.

        On April 28, 1995, the Company filed to increase rates on an annual basis by $810,000 in the state of Virginia. The proposed rate increase will become effective in late September, 1995. The increase will be subject to refund pending the final order which is expected in the second quarter of 1996.

        On May 15, 1995, the Company filed to increase rates on an annual basis by $3,950,000 in the state of Tennessee. The Company expects that any increase granted will be effective by mid-November 1995.

        In an election held on April 7, 1995, 96 employees in Columbus, Georgia voted not to be represented by a union.

        The Company believes its short-term lines of credit are sufficient to meet anticipated short-term requirements. At June 30, 1995, the Company had $84,000,000 in short-term lines of credit, including master and banker's acceptance notes, bearing interest primarily at the lesser of prime or a negotiated rate during the term of each borrowing. At June 30, 1995, $12,952,000 was outstanding under these arrangements.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

                    FOR THE SIX MONTHS ENDED JUNE 30, 1995

    ITEM 1.  LEGAL PROCEEDINGS.

             See December 31, 1994 Form 10-K and Part I of this filing.


    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             The annual meeting of Shareholders was held April 28, 1995. The meeting involved the election of directors. The matters voted upon were as follows:

             Proposal 1. The shareholders approved the nomination of Dwight C.
                         Baum, Dennis L. Newberry, and Timothy W. Triplett to serve the Company as directors for a three-year term. Dale A. Keasling was elected to serve as a director for a one-year term. Directors of the Company who are continuing their term are Vincent J. Lewis, Stirton Oman, Jr., Thomas J. Garland, Gene C. Koonce and George C. Woodruff, Jr.


             Proposal 2. The shareholders approved a Non-Employee Director
                         Stock Plan. (See copy of plan filed with this report as Exhibit 10.01.)

             Proposal 3. The shareholders approved an amendment to the
                         Company's Articles of Incorporation to (i) delete the provisions for Cumulative Preferred Stock and 11-1/2% Cumulative Convertible Preference Stock and (ii) create a class of Preferred Stock. (See Amended Articles of Incorporation of the Company filed with this report as Exhibit 3.01.)

             The results of the voting for each proposal were as follows:

                                          FOR         AGAINST       WITHHELD       NON-VOTE
                                          ---         -------       --------       --------
             Proposal 1. Baum           8,745,990        -            332,975         1
                         Keasling       8,754,255        -            324,710         1
                         Newberry       8,761,121        -            317,845         -
                         Triplett       8,757,383                     321,582         1

             Proposal 2.                8,147,233     597,368         334,364         1

             Proposal 3.                6,036,062     670,459       2,372,443         2


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits-See list of Exhibits on page 13 hereof.

               (b)  Reports on Form 8-K.
                      None

                     UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                 LIST OF EXHIBITS

       3.01  Amended Articles of Incorporation of Company as Amended April 28,
             1995

      10.01  Non-Employee Director Stock Plan

         27  Financial Data Schedule (SEC use only)

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                   SIGNATURE





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          UNITED CITIES GAS COMPANY




                                   /s/    ADRIENNE H. BRANDON
                                          ------------------------------------
                                          ADRIENNE H. BRANDON
                                          Vice President and Controller
                                          On behalf of the Registrant

    Date:  August 11, 1995