Form 10-Q
period 1995-09-30
UNITED CITIES GAS CO
filed 1995-11-09
CIK 101105

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 .
                               -------------- to --------------

Commission file number 0-1284-3

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

 [X] Yes

 [ ] No

 At October 31, 1995, 12,665,489 shares of the common stock of the Registrant were outstanding.

================================================================================

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1995


                               Table of Contents

  Item                                                                                Page
 Number               PART I -- FINANCIAL INFORMATION                                Number
                                                                                     ------
   1       Financial Statements:
             Consolidated Statements of Income (Unaudited) for the Three, Nine
               and Twelve Months Ended September 30, 1995 and September 30, 1994.       3

             Consolidated Statements of Cash Flows (Unaudited) for the Three,
               Nine and Twelve Months Ended September 30, 1995 and                      4
               September 30, 1994.

             Consolidated Balance Sheets at September 30, 1995 (Unaudited) and          5
               December 31, 1994.

             Consolidated Statements of Capitalization at September 30, 1995
               (Unaudited) and December 31, 1994.                                       6

             Notes to Consolidated Financial Statements.                                7

   2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                                 9

                    PART II -- OTHER INFORMATION

   1       Legal Proceedings.                                                          14

   5       Other Information.                                                          14

   6       Exhibits and Reports on Form 8-K.                                           14

           List of Exhibits.                                                           15

           Signature                                                                   16


       UNITED CITIES GAS COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended   Nine Months Ended    Twelve Months Ended
                                                            September 30,        September 30,        September 30,
                                                         ------------------   -----------------    -------------------
(Unaudited, in thousands, except per share amounts)        1995      1994       1995      1994       1995      1994
                                                           ----      ----       ----      ----       ----      ----
Utility Operating Revenues..............................  $32,248   $34,143   $180,500  $206,686   $254,798  $296,951
   Natural gas cost.....................................   18,066    20,167    104,011   130,202    146,777   187,947
                                                          -------   -------   --------  --------   --------  --------
Utility Operating Margin................................   14,182    13,976     76,489    76,484    108,021   109,004
                                                          -------   -------   --------  --------   --------  --------
Utility Other Operating Expenses:
   Operations and maintenance...........................   16,139    13,790     45,903    43,434     59,773    57,167
   Depreciation and amortization........................    3,765     3,568     11,137    10,502     14,569    13,878
   Federal and state income taxes.......................   (4,369)   (3,744)        79     1,163      2,790     3,472
   Other taxes..........................................    2,731     2,503      9,128     8,060     11,807    10,694
                                                          -------   -------   --------  --------   --------  --------
     Total other operating expenses.....................   18,266    16,117     66,247    63,159     88,939    85,211
                                                          -------   -------   --------  --------   --------  --------
Utility Operating Income (Loss).........................   (4,084)   (2,141)    10,242    13,325     19,082    23,793
Utility Other Income (Loss), Net........................      298       (52)       471      (177)       385        27
                                                          -------   -------   --------  --------   --------  --------
                                                           (3,786)   (2,193)    10,713    13,148     19,467    23,820
                                                          -------   -------   --------  --------   --------  --------
Utility Interest Charges:
   Interest on long-term debt...........................    2,980     3,066      8,997     9,283     12,063    12,458
   Other interest charges...............................      227       478      1,418       968      2,187     2,607
                                                          -------   -------   --------  --------   --------  --------
     Total interest charges.............................    3,207     3,544     10,415    10,251     14,250    15,065
                                                          -------   -------   --------  --------   --------  --------
Utility Income (Loss)...................................   (6,993)   (5,737)       298     2,897      5,217     8,755
                                                          -------   -------   --------  --------   --------  --------
Other Income (Loss):
   Operations of UCG Energy Corporation-
      Revenues..........................................    6,135     8,284     22,962    28,010     33,335    39,527
      Operating expenses................................   (4,926)   (6,732)   (17,703)  (21,335)   (25,028)  (29,785)
      Interest expense..................................     (380)     (184)      (901)     (570)    (1,103)     (966)
      Depreciation and amortization.....................   (1,269)     (893)    (3,260)   (2,645)    (4,195)   (3,578)
      Other income, net.................................      259       167      1,572       495      1,751       674
      Federal and state income taxes....................       68      (243)    (1,014)   (1,500)    (1,808)   (2,326)
                                                          -------   -------   --------  --------   --------  --------
                                                             (113)      399      1,656     2,455      2,952     3,546
                                                          -------   -------   --------  --------   --------  --------
   Operations of United Cities Gas Storage Company-
      Revenues..........................................    1,800     1,073      4,828     5,830      6,125     8,388
      Operating expenses................................   (1,170)     (544)    (3,010)   (4,259)    (3,702)   (6,216)
      Interest expense..................................     (228)     (228)      (734)     (716)      (966)     (961)
      Depreciation......................................      (92)      (91)      (276)     (274)      (368)     (365)
      Federal and state income taxes....................     (120)      (82)      (313)     (227)      (422)     (343)
                                                          -------   -------   --------  --------   --------  --------
                                                              190       128        495       354        667       503
                                                          -------   -------   --------  --------   --------  --------

Common Stock Earnings (Loss)............................  $(6,916)  $(5,210)  $  2,449  $  5,706   $  8,836  $ 12,804
                                                          =======   =======   ========  ========   ========  ========

Common Stock Earnings (Loss) Per Share..................  $ (0.55)  $ (0.50)  $   0.21  $   0.55   $   0.79  $   1.24
                                                          =======   =======   ========  ========   ========  ========

Average Number of Common Shares Outstanding.............   12,585    10,407     11,492    10,370     11,249    10,349
                                                          =======   =======   ========  ========   ========  ========

Common Stock Dividends Per Share........................  $ 0.255   $  0.25   $  0.765  $   0.75   $   1.02  $   1.00
                                                          =======   =======   ========  ========   ========  ========

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended   Nine Months Ended    Twelve Months Ended
                                                                       September 30,        September 30,        September 30,
                                                                    ------------------   ------------------   -------------------
(Unaudited, in thousands)                                             1995      1994       1995      1994       1995      1994
                                                                      ----      ----       ----      ----       ----      ----
Cash Flows from Operating Activities:
  Common stock earnings (loss).....................................  $(6,916)  $(5,210)   $ 2,449   $ 5,706    $ 8,836   $12,804
                                                                     -------   -------    -------   -------    -------   -------
  Adjustments to reconcile common stock earnings (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization..................................    5,126     4,552     14,673    13,421     19,132    17,821
    Deferred taxes.................................................        6       (72)        19      (216)     1,536       605
    Investment tax credits, net....................................      (91)      (92)      (273)     (277)      (366)     (371)
    Investment income from Woodward Marketing, L.L.C...............      (53)     -          (802)     -          (802)     -
    Changes in current assets and current liabilities:
      Receivables..................................................    2,204     2,596     28,733    33,246      2,519    (2,398)
      Materials and supplies.......................................       86       308       (277)      (91)         7       558
      Gas in storage...............................................   (7,107)   (9,031)     1,338    (4,018)     4,888   (11,792)
      Gas costs to be billed in the future.........................   (4,792)   (2,459)    (1,969)   (5,528)    (4,352)   (4,924)
      Prepayments and other........................................     (226)      (12)      (552)      105        350      (143)
      Accounts payable.............................................   (1,021)   (4,714)    (9,924)  (18,938)       577     1,888
      Customer deposits and advance payments.......................    2,048     4,064     (1,160)      712        318     2,659
      Accrued interest.............................................    2,669     2,538      2,330     1,351       (133)      (95)
      Supplier refunds due customers...............................     (685)   (1,684)     3,450     1,116      3,561    (2,412)
      Accrued taxes................................................   (6,132)   (2,786)    (5,704)      324     (3,539)    2,615
      Other, net...................................................   (1,344)     (951)    (3,269)     (430)    (2,430)   (1,546)
                                                                     -------   -------    -------   -------    -------   -------
        Total adjustments..........................................   (9,312)   (7,743)    26,613    20,777     21,266     2,465
                                                                     -------   -------    -------   -------    -------   -------
          Net cash provided by (used in) operating activities......  (16,228)  (12,953)    29,062    26,483     30,102    15,269
                                                                     -------   -------    -------   -------    -------   -------

Cash Flows from Investing Activities:
  Additions to property - utility..................................   (8,553)   (8,590)   (26,351)  (22,616)   (34,623)  (29,698)
  Additions to property - non-utility..............................     (305)   (1,193)    (2,672)   (2,639)    (4,261)   (3,404)
  Investment in Woodward Marketing, L.L.C., net....................     -         -          (832)     -          (832)     -
                                                                     -------   -------    -------   -------    -------   -------
          Net cash used in investing activities....................   (8,858)   (9,783)   (29,855)  (25,255)   (39,716)  (33,102)
                                                                     -------   -------    -------   -------    -------   -------

Cash Flows from Financing Activities:
  Short-term borrowings - net......................................   23,596    24,209     (9,640)   11,966      1,719    31,239
  Proceeds from issuance of common stock...........................      758       385     22,468     1,010     24,720     1,520
  Long-term debt retirements.......................................     (484)   (1,476)    (5,817)   (7,154)    (6,496)   (7,399)
  Dividends paid...................................................   (2,716)   (2,289)    (7,474)   (6,853)    (9,836)   (9,128)
                                                                     -------   -------    -------   -------    -------   -------
          Net cash provided by (used in) financing activities......   21,154    20,829       (463)   (1,031)    10,107    16,232
                                                                     -------   -------    -------   -------    -------   -------

Net Increase (Decrease) in Cash
    and Temporary Investments......................................   (3,932)   (1,907)    (1,256)      197        493    (1,601)
Cash and Temporary Investments at
    Beginning of Period............................................    5,420     2,902      2,744       798        995     2,596
                                                                     -------   -------    -------   -------    -------   -------
Cash and Temporary Investments at End of Period....................  $ 1,488   $   995    $ 1,488   $   995    $ 1,488   $   995
                                                                     =======   =======    =======   =======    =======   =======

Cash Paid During the Period for:
  Interest, net of amounts capitalized.............................  $ 1,147   $ 1,418    $ 9,721   $10,186    $16,481   $17,063
                                                                     =======   =======    =======   =======    =======   =======
  Income taxes.....................................................  $ 2,452   $   154    $ 7,521   $ 3,016    $ 8,225   $ 3,630
                                                                     =======   =======    =======   =======    =======   =======
Noncash Investing and Financing Activities:
  Dividends reinvested.............................................  $   493   $   312    $ 1,297   $   923    $ 1,628   $ 1,219
                                                                     =======   =======    =======   =======    =======   =======
  Debt incurred to acquire assets of Harrell Propane, Inc..........     -         -       $ 1,250      -       $ 1,250      -
                                                                     =======   =======    =======   =======    =======   =======
  Common stock issued in investment in Woodward Marketing, L.L.C...     -         -       $ 5,000      -       $ 5,000      -
                                                                     =======   =======    =======   =======    =======   =======

          UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS


                                                                   September 30,  December 31,
(In thousands)                                                         1995           1994
                                                                   -------------  ------------
ASSETS                                                              (Unaudited)
   Utility Plant:
       Plant in service, at cost..................................  $430,954       $403,121
         Less-accumulated depreciation............................   151,136        139,715
                                                                    --------       --------
                                                                     279,818        263,406
                                                                    --------       --------
   Non-Utility Property:
       Property, plant, and equipment.............................    72,806         71,222
         Less-accumulated depreciation............................    23,048         22,272
                                                                    --------       --------
                                                                      49,758         48,950
                                                                    --------       --------
   Current Assets:
       Cash and temporary investments.............................     1,488          2,744
       Receivables, less allowance for uncollectible accounts
         of $1,029 in 1995 and $1,017 in 1994.....................    14,597         43,330
       Materials and supplies.....................................     5,457          5,180
       Gas in storage.............................................    25,113         26,451
       Gas costs to be billed in the future.......................    17,926         15,957
       Prepayments and other......................................     2,598          2,046
                                                                    --------       --------
                                                                      67,179         95,708
                                                                    --------       --------
   Deferred Charges:
       Unamortized debt discount and expense, net.................     2,773          2,694
       Investment in Woodward Marketing, L.L.C. ..................     6,372          -
       Non-compete agreements, net................................     3,423          3,697
       Deferred system improvement costs, net.....................       966          1,425
       Other deferred charges.....................................     7,379          5,320
                                                                    --------       --------
                                                                      20,913         13,136
                                                                    --------       --------
                                                                    $417,668       $421,200
                                                                    ========       ========
CAPITALIZATION AND LIABILITIES
   Capitalization:
       Common stock equity........................................  $140,471       $118,028
       Long-term debt.............................................   137,088        144,344
                                                                    --------       --------
                                                                     277,559        262,372
                                                                    --------       --------
   Current Liabilities:
       Current portion of long-term obligations...................     8,757          6,068
       Notes payable..............................................    36,548         46,188
       Accounts payable for gas costs.............................    16,076         26,185
       Other accounts payable.....................................     3,173          2,988
       Accrued taxes..............................................       671          6,375
       Customer deposits and advance payments.....................    13,013         14,173
       Accrued interest...........................................     5,675          3,345
       Supplier refunds due customers.............................     8,891          5,441
       Other......................................................     8,089          8,993
                                                                    --------       --------
                                                                     100,893        119,756
                                                                    --------       --------
   Deferred Credits:
       Accumulated deferred income tax............................    24,817         24,572
       Deferred investment tax credits............................     4,372          4,645
       Income taxes due customers.................................     6,113          6,329
       Other......................................................     3,914          3,526
                                                                    --------       --------
                                                                      39,216         39,072
                                                                    --------       --------
                                                                    $417,668       $421,200
                                                                    ========       ========

        UNITED CITIES GAS COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CAPITALIZATION




                                                                          September 30,       December 31,
(In thousands, except share amounts)                                         1995                1994
                                                                       ----------------   -------------------
Common Stock Equity:                                                      (Unaudited)
    Common stock without par value, authorized
      40,000,000 shares, outstanding 12,641,629 in
      1995 and 10,613,441 in 1994..................................... $100,387           $ 71,622
    Capital surplus...................................................   22,462             22,462
    Retained earnings.................................................   17,622             23,944
                                                                       --------           --------
      Total common stock equity.......................................  140,471   50.6%    118,028      45.0%
                                                                       --------  -----    --------     -----

Long-Term Debt:
    First mortgage bonds .............................................  125,000            129,000
    Senior secured storage term notes, 7.45%, due in
       installments through 2007......................................   10,063             10,436
    Rental property adjustable rate term notes due in
       installments through 1999......................................    5,981              6,839
    Other long-term obligations due in installments through 2013......    4,801              4,137
                                                                       --------           --------
                                                                        145,845            150,412
        Less-current requirements.....................................    8,757              6,068
                                                                       --------           --------
        Total long-term debt, excluding amounts due within one year...  137,088   49.4%    144,344      55.0%
                                                                       --------  -----    --------     -----

Total Capitalization.................................................. $277,559  100.0%   $262,372     100.0%
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

    The Company's business is seasonal in nature resulting in greater earnings during the winter months. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

     In the third quarter of 1995, the Company announced a consolidation plan under which five of the Company's local operations in its Virginia/East Tennessee Division were consolidated into two new operating centers. As a result of the plan implementation, costs of approximately $900,000 ($550,000 after income taxes) related to early retirement and severance programs and employee relocation expenses were recorded in September, 1995.

     In June, 1995, the Company entered into an agreement to pay $1,787,000 to Union Electric Company (Union Electric) whereby Union Electric agreed to assume responsibility for the Company's continuing investigation and environmental response action obligations as outlined in the feasibility study related to a former manufactured gas plant site in Keokuk, Iowa. At September 30, 1995, the Company had $1,430,000 accrued for its remaining liability related to the agreement. This amount is to be paid in equal annual payments over a four year period beginning July 1, 1996. The Company has deferred the accrued amount and expects approval for recovery in its next rate proceeding in Iowa.

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

     During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI received $5,000,000 in the Company's common stock (320,512 shares) and $832,000 in cash in May, 1995, and may, if certain earnings targets are met, receive an additional payment of $1,000,000 to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC will provide gas marketing services to industrial customers, municipalities and local distribution companies. UCG Energy utilized equity accounting, effective January 1, 1995, for the acquisition.

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

     Effective May 22, 1995, United Cities Propane Gas of Tennessee, Inc.
(UCPT), a subsidiary of UCG Energy, purchased all of the propane transportation assets of Transpro South, Inc., a common carrier corporation, for approximately $218,000. In addition, the subsidiary entered into a ten year non-compete agreement with the prior owner for $6,000.

     In October, 1995, UCPT signed a letter of intent to purchase all of the propane assets of Duncan Gas Service for $4,337,000. In addition, UCPT will enter into a ten year non-compete agreement for $250,000. This acquisition will add approximately 2,000 customers in the Johnson City, Tennessee area.

     Certain reclassifications were made conforming prior year's financial statements with 1995 financial statement presentation.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

      Overview

          The Company's 1995 third quarter common stock loss was $6,916,000 compared to the third quarter 1994 loss of $5,210,000. The loss per common share was $.55 on an additional 2,178,000 average number of shares outstanding, compared to the loss of $.50 for the comparable period in 1994. The common stock earnings for the first nine months of 1995 were $2,449,000 compared to $5,706,000 in 1994. Common stock earnings per share decreased from $.55 in 1994 to $.21 in 1995 on an additional 1,122,000 average number of shares outstanding. Common stock earnings for the twelve month period ended September 30, 1995 were $8,836,000 compared to $12,804,000 for the twelve month period ended September 30, 1994. Common stock earnings per share decreased from $1.24 in the twelve month period in 1994 to $.79 in the twelve month period in 1995. Average shares outstanding increased by 900,000 for the twelve month period ended September 30, 1995.

          The following table summarizes certain information regarding the operation of each segment of the Company's business for the periods ended September 30:

                                               Three Months Ended   Nine Months Ended    Twelve Months Ended
                                               ------------------   -----------------    -------------------
      (Unaudited, in thousands)                  1995      1994       1995      1994       1995      1994
                                                 ----      ----       ----      ----       ----      ----
      Operating Revenues:
      Utility.................................  $32,248   $34,143   $180,500  $206,686   $254,798  $296,951
                                                -------   -------   --------  --------   --------  --------
      Subsidiaries:
        UCG Energy Corporation-
          Propane Division....................    3,997     3,776     14,840    14,858     20,769    20,719
          Rental Division.....................    1,554     1,568      4,671     4,826      6,294     6,494
          Utility Services Division...........      584     2,940      3,451     8,326      6,272    12,314
                                                -------   -------   --------  --------   --------  --------
            Total UCG Energy Corporation......    6,135     8,284     22,962    28,010     33,335    39,527
        United Cities Gas Storage Company.....    1,800     1,073      4,828     5,830      6,125     8,388
                                                -------   -------   --------  --------   --------  --------
            Total Subsidiaries................    7,935     9,357     27,790    33,840     39,460    47,915
                                                -------   -------   --------  --------   --------  --------
      Total Revenues..........................  $40,183   $43,500   $208,290  $240,526   $294,258  $344,866
                                                =======   =======   ========  ========   ========  ========

      Common Stock Earnings (Loss):
      Utility.................................  $(6,993)  $(5,737)  $    298  $  2,897   $  5,217  $  8,755
                                                -------   -------   --------  --------   --------  --------
      Subsidiaries:
        UCG Energy Corporation-
          Propane Division....................     (476)     (250)       (81)      448        593     1,026
          Rental Division.....................      376       500      1,235     1,521      1,739     1,840
          Utility Services Division...........      (13)      149        502       486        620       680
                                                -------   -------   --------  --------   --------  --------
            Total UCG Energy Corporation......     (113)      399      1,656     2,455      2,952     3,546
        United Cities Gas Storage Company.....      190       128        495       354        667       503
                                                -------   -------   --------  --------   --------  --------
            Total Subsidiaries................       77       527      2,151     2,809      3,619     4,049
                                                -------   -------   --------  --------   --------  --------
      Total Common Stock Earnings (Loss)......  $(6,916)  $(5,210)  $  2,449  $  5,706   $  8,836  $ 12,804
                                                =======   =======   ========  ========   ========  ========

      Operating Results-Utility

           The utility loss increased by $1,256,000 for the third quarter and utility earnings decreased $2,599,000 and $3,538,000, respectively, for the nine and twelve month periods in 1995 from the comparable 1994 periods due predominantly to the factors mentioned below:

           The operating margin for the 1995 third quarter increased $206,000 over the same period in 1994. The operating margin for the nine month period ended September 30, 1995, varied only slightly from the same previous year period and decreased $983,000 to $108,021,000 for the twelve month period. The increase in margin for the third quarter was primarily a result of the rate increases effective February, 1995 in South Carolina and September, 1995 in Kansas and an increased number of natural gas customers. The negative effect of the warmer weather in the nine and twelve month periods ended September 30, 1995, as compared to the previous year periods, was offset in the nine month period and

ITEM 2. CONTINUED

      lessened in the twelve month period by the weather normalization adjustments (WNAs) in Tennessee and Georgia, an increased number of natural gas customers, the Palmyra, Missouri acquisition in March, 1994 and the rate increases in South Carolina and Kansas. In the nine and twelve month periods ended September 30, 1995, $2,328,000 and $3,852,000, respectively, in additional revenues were generated by the WNAs. In comparison, the WNAs generated additional revenues of $526,000 and $313,000 for the nine and twelve month periods ended September 30, 1994.

           Operations and maintenance expenses increased $2,349,000, $2,469,000 and $2,606,000, respectively, for the quarter, nine and twelve month periods primarily as a result of increased payroll related expenses. In addition, operation and maintenance expenses for all periods included approximately $900,000 of costs related to the Company's consolidation plan implemented in the third quarter of 1995. (See discussion in "Financial Condition, Liquidity and Capital Resources" included in this Form 10-Q.) Depreciation and amortization expense and other taxes, which includes property taxes, increased in all periods primarily due to additional plant in service.

           Other Income, Net increased in all periods primarily as a result of a $171,000 credit recorded in September, 1995, for the capitalization of the equity portion of the allowance for funds used during construction (AFUDC) of the twenty-eight mile main in Middle Tennessee. In addition, as allowed by certain regulatory commissions in the states in which the Company operates, Other Income, Net increased in all periods as a result of an increased amount of pipeline capacity release and other revenues retained by the Company.

           Interest expense decreased in the third quarter of 1995 as compared to the same period in 1994 primarily due to a $349,000 credit recorded in September, 1995 for the capitalization of the debt portion of the AFUDC of the twenty-eight mile main in Middle Tennessee. Interest expense increased in the nine month period primarily due to interest on increased short-term debt outstanding during the period, somewhat offset by the AFUDC adjustment and by the retirement of long-term debt. Interest expense decreased in the twelve month period primarily due to the AFUDC adjustment, the retirement of long-term debt and because of the assessment of interest related to the settlement of the Internal Revenue Service Audit for the years 1986 through 1990 which was expensed in the fourth quarter of 1993, partially offset by interest on increased short-term debt outstanding during the period.

           The table below reflects operating revenues, gas sales volumes and weather data for the periods ended September 30:

      OPERATING STATISTICS-UTILITY

                                               THREE MONTHS ENDED   NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                               ------------------   -----------------    -------------------
      (UNAUDITED, IN THOUSANDS)                  1995      1994       1995      1994       1995      1994
                                                 ----      ----       ----      ----       ----      -----
      OPERATING REVENUES:
        Residential...........................  $10,219   $10,574    $81,309   $93,306   $117,522  $138,908
        Commercial............................    7,524     7,901     46,547    54,429     65,495    78,093
        Industrial............................   10,966    14,264     41,324    52,730     57,663    71,158
        Transportation........................    3,010     1,389      9,234     4,725     11,716     6,507
        Other Revenues........................      529        15      2,086     1,496      2,402     2,285
                                                -------   -------   --------  --------   --------  --------
           Total Operating Revenues...........  $32,248   $34,143   $180,500  $206,686   $254,798  $296,951
                                                =======   =======   ========  ========   ========  ========
      GAS SALES (MCF):
        Residential...........................    1,274     1,318     14,285    14,871     20,766    22,876
        Commercial............................    1,633     1,547     10,021    10,107     14,030    14,770
        Industrial-
          Firm................................    1,214     1,607      5,336     6,143      7,327     8,283
          Interruptible.......................    2,261     2,602      7,615     8,028     10,588    11,083
                                                -------   -------   --------  --------   --------  --------
                                                  6,382     7,074     37,257    39,149     52,711    57,012
                                                =======   =======   ========  ========   ========  ========
      Transported Volumes (Mcf)...............    4,465     2,902     13,272     8,813     17,034    11,844
                                                =======   =======   ========  ========   ========  ========

      WEATHER DATA-COLDER (WARMER)
        THAN NORMAL*..........................    **        **         (9.5%)    (3.5%)    (13.9%)     (.7%)
                                                =======   =======   ========  ========   ========  ========

      *Based on system weighted average. Data for 1995 is preliminary. **Not meaningful for third quarter.

ITEM 2. CONTINUED

      OPERATING RESULTS-NON-UTILITY

           Revenues of UCG Energy Corporation (UCG Energy) decreased $2,149,000, $5,048,000 and $6,192,000 from the third quarter, nine and twelve month periods ended September 30, 1994, respectively. The propane division's revenues changed moderately in all periods from 1994. The propane division's revenues increased in the third quarter due to an increase in wholesale propane volumes sold and increased transport revenues, a result of the acquisition of Transpro South, Inc. in May, 1995. Revenues decreased in the nine month period because of fewer retail propane volumes sold as a result of warmer than normal weather, partially offset by increased wholesale and transport revenues as well as increased jobbing and service revenues. The propane division's revenues increased in the twelve month period due to a change in the billing date of the facility fee from June, 1994 to October, 1994 and increased jobbing and service revenues, partially offset by decreased retail propane volumes sold due to warmer than normal weather. The utility services division's revenues decreased from the third quarter, nine and twelve month periods ended September, 1994 due to a combination of decreased gas brokerage sales to certain industrial customers and others primarily because of the transfer of certain gas brokerage contracts to Woodward Marketing, L.L.C. (WMLLC) and the discontinuance of the distribution of energy-related products. The rental division had a moderate decrease in revenues in all periods due to lower rental rates on certain rental units and a reduced number of rental units in service.

           Operating expenses of UCG Energy, including cost of sales, decreased $1,806,000, $3,632,000 and $4,757,000 from the third quarter, nine and twelve month periods ended September 30, 1994, respectively. Expenses increased in all periods in the propane division due to increases in general and administrative expenses as well as added expenses associated with the acquisitions of Transpro South, Inc., Harrell Propane, Inc., and Hurley's Propane Gas. Expenses of the utility services division decreased in all periods as a result of decreased gas brokerage sales to certain industrial customers and others as well as the discontinuance of the distribution of energy-related products. Expenses of the rental division varied only slightly in all periods from the previous year.

           Other income, net of UCG Energy increased $92,000, $1,077,000 and $1,077,000 from the third quarter, nine and twelve month periods ended September 30, 1994, respectively, primarily as a result of investment income from WMLLC in the utility services division of $53,000 in the third quarter and $802,000 in the nine and twelve month periods.

           UCG Energy's net income decreased $512,000, $799,000 and $594,000 from the third quarter, nine and twelve month periods ended September 30, 1994, respectively. The decrease from the third quarter was due to a combination of decreased sales in the utility services division as mentioned above and increased expenses in the propane division, partially offset by increased wholesale propane and jobbing and service revenues. Contributing to the decrease in net income was an increase in depreciation and amortization expense related to the amortization of the investment in WMLLC and an increase in interest expense related to the financing of that investment. The decrease from the nine month period was the combined result of decreased retail propane sales, increased operating expenses, increased depreciation expense due to the acquisitions mentioned above and increased interest expense on short term borrowings in the propane division and decreased sales in the utility services division partially offset by investment income from WMLLC. Contributing to the decrease in net income was an increase in depreciation and amortization expense related to the amortization of the investment in WMLLC and an increase in interest expense related to the financing of that investment. The decrease from the twelve month period was due to decreased propane sales due to warmer than normal weather, increases in operating expenses, and increased depreciation expense, all partially offset by the change in the billing date of the facility fee in the propane division. Contributing to the decrease in net income was decreased sales in the utility services division, partially offset by investment income from WMLLC, and an increase in depreciation and amortization expense related to the amortization of the investment in WMLLC and an increase in interest expense related to the financing of that investment.

           Effective May 22, 1995, United Cities Propane Gas of Tennessee, Inc., a subsidiary of UCG Energy, purchased all of the propane transportation assets of Transpro South, Inc., a common carrier corporation, for approximately $218,000. In addition, the subsidiary entered into a ten year non-compete agreement with the prior owner for $6,000.

           United Cities Gas Storage Company had net income for the three, nine and twelve month periods of $190,000, $495,000 and $667,000, respectively, as compared to $128,000, $354,000 and $503,000 for the same periods in 1994. The revenues of the subsidiary were primarily derived from natural gas storage services and natural gas provided to United Cities Gas Company.

ITEM 2. CONTINUED

      FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           Total cash used in operations for the three month period ended September 30, 1995, was $16,228,000. Total cash provided by operations for the nine and twelve month periods ended September 30, 1995, was $29,062,000 and $30,102,000, respectively. Changes in accounts receivable, gas in storage and accounts payable were primarily a result of the seasonal nature of the Company's business. There were no other changes in significant balance sheet accounts which had a material effect on the cash flows of the Company. The financing activities during the nine and twelve month periods included the June, 1995 issuance of 1,380,000 shares of common stock in a public stock offering with net proceeds from the sale amounting to approximately $18,900,000 as of September 30, 1995. The net proceeds were used to repay short-term debt and fund the Company's construction program. The financing activities in all periods also reflected the retirement of long-term debt, dividend payments, the issuance of stock through the Company's various stock purchase plans and the net activity of short-term borrowings.

           The Company has authorized as of September 30, 1995, specific purchases and construction projects amounting to $27,059,000 of its 1995 utility capital budget of $36,868,000 and $4,182,000 of its non-utility capital budget of $4,855,000. Total capital expenditures for 1996, 1997 and 1998 are anticipated to be approximately $33,000,000 in each year. In the third quarter of 1995 the Company completed construction of a twenty-eight mile main which now connects two of its fastest growing distribution systems located in Middle Tennessee and is designed to provide the Company's current customers with the lowest possible priced gas through increased gas supply flexibility. Included in the 1995 utility authorized amount stated above is $5,694,000 related to this project.

           In the third quarter of 1995, the Company announced a consolidation plan under which five of the Company's local operations in its Virginia/East Tennessee Division were consolidated into two new operating centers. As a result of the plan implementation, costs of approximately $900,000 ($550,000 after income taxes) related to early retirement and severance programs and employee relocation expenses were recorded in September, 1995. The Company expects a reduction in annual expenses of approximately $1,000,000 before income taxes as a result of this change.

           In June, 1995, the Company entered into an agreement to pay $1,787,000 to Union Electric Company (Union Electric) whereby Union Electric agreed to assume responsibility for the Company's continuing investigation and environmental response action obligations as outlined in the feasibility study related to a former manufactured gas plant site in Keokuk, Iowa. At September 30, 1995, the Company had $1,430,000 accrued for its remaining liability related to the agreement. This amount is to be paid in equal annual payments over a four year period beginning July 1, 1996. The Company has deferred the accrued amount and expects approval for recovery in its next rate proceeding in Iowa.

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

           During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI received $5,000,000 in the Company's common stock (320,512 shares) and $832,000 in cash in May, 1995, and may, if certain earnings targets are met, receive an additional payment of $1,000,000 to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC).
      WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC will provide gas marketing services to industrial customers, municipalities and local distribution companies. UCG Energy utilized equity accounting, effective January 1, 1995, for the acquisition.

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

           In October, 1995, United Cities Propane Gas of Tennessee, Inc., a subsidiary of UCG Energy, signed a letter of intent to purchase all of the propane assets of Duncan Gas Service for $4,337,000. In addition, the subsidiary will enter into a ten year non-compete agreement for $250,000. This acquisition will add approximately 2,000 customers in the Johnson City, Tennessee area.

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

           On April 28, 1995, the Company filed to increase rates on an annual basis by $810,000 in the state of Virginia. The proposed rate increase became effective in late September, 1995. The increase will be subject to refund pending the final order which is expected in the second quarter of 1996.

           Effective September 1, 1995, the Company received an annual rate increase of $2,700,000 in the state of Kansas. The Company had filed on January 27, 1995, to increase rates by $4,230,000 on an annual basis. Effective October 14, 1995, the Company received an annual rate increase of $903,000 in the state of Missouri. The Company had filed on November 8, 1994, to increase rates by $1,100,000 on an annual basis. Effective mid-November, 1995, the Company received an annual rate increase of $2,227,000 in the state of Tennessee. The Company had filed on May 15, 1995, to increase rates by $3,951,000 on an annual basis.

           In an election held on April 7, 1995, 96 employees in Columbus, Georgia voted not to be represented by a union.

           The Company believes its short-term lines of credit are sufficient to meet anticipated short-term requirements. At September 30, 1995, the Company had $84,000,000 in short-term lines of credit, including master and banker's acceptance notes, bearing interest primarily at the lesser of prime or a negotiated rate during the term of each borrowing. At September 30, 1995, $36,548,000 was outstanding under these arrangements.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                         Part II.  Other Information



ITEM 1.  LEGAL PROCEEDINGS.

           See December 31, 1994 Form 10-K and Part I of this filing.


ITEM 5.  OTHER INFORMATION.

         The Board of Directors of the Company met on October 28, 1995, and appointed Jerry H. Ballengee to serve as a director of the Company until the shareholders' annual meeting in 1996.

         (See Amended By-Laws of the Company filed with this report as Exhibit
          3.01).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits-See list of Exhibits on page 15 hereof.

           (b)  Reports on Form 8-K.
                        None

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS


   3.01  Amended By-Laws of Company as Amended October 28, 1995.

  12.01  Computation of Ratio of Consolidated Earnings to Fixed Charges.

  27     Financial Data Schedule (for SEC use only).

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                  Signature


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED CITIES GAS COMPANY





                           /s/ Adrienne H. Brandon
                               ---------------------------------------
                               Adrienne H. Brandon
                               Vice President and Controller
                               On behalf of the Registrant

Date:  November 7, 1995