Form 10-K
period 1995-12-31
UNITED CITIES GAS CO
filed 1996-03-22
CIK 101105

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                -------------
                                  FORM 10-K

(Mark One)
   /x/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995        Commission file number 0-1284

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

                                                  Name of Each Exchange on
        Title of Each Class                           Which Registered
        -------------------                       ------------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing) $202,266,708. (As of February 29, 1996). Excludes shares owned by Directors and Officers (306,628) who might be deemed affiliates.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

          Common Stock 12,753,810 shares (As of February 29, 1996)

                             -------------------

        DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR INDENTIFICATION PURPOSES.) PART III, PROXY STATEMENT (EXCEPT
FOR THE REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS AND THE PERFORMANCE GRAPH).

                A LIST OF EXHIBITS APPEARS ON PAGE 56 HEREOF.
================================================================================

                               TABLE OF CONTENTS

ITEM NO.                          CAPTION                                     PAGE
--------                          -------                                     -----
     PART I

 1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

 2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

 3.  Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . .   17

 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . .   17

     PART II

 5.  Market for the Registrant's Common Equity and Related Stockholder Matters  18

 6.  Selected Financial Data    . . . . . . . . . . . . . . . . . . . . . . .   18

 7.  Management's Discussion and Analysis of Financial Condition and Results of

       Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

 8.  Financial Statements and Supplementary Data    . . . . . . . . . . . . .   28

 9.  Changes in and Disagreements with Accountants on Accounting and Financial

       Disclosure     . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

     PART III

10.  Directors and Executive Officers of the Company. . . . . . . . . . . . .   28

11.  Executive Compensation     . . . . . . . . . . . . . . . . . . . . . . .   28

12.  Security Ownership of Certain Beneficial Owners and Management . . . . .   28

13.  Certain Relationships and Related Transactions . . . . . . . . . . . . .   28

     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . .   28

     Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   52

     List of Exhibits     . . . . . . . . . . . . . . . . . . . . . . . . . .   56

                                     PART I
ITEM 1. BUSINESS
                                    GENERAL


    United Cities Gas Company (Cities) was incorporated under the laws of the State of Illinois on September 21, 1929. Cities' predominant business is the distribution of natural gas. As of December 31, 1995, Cities supplied natural gas service to approximately 308,000 customers. In addition to its business of natural gas distribution, Cities sells and installs gas appliances and performs certain appliance service work.

    Since 1985, Cities has significantly increased its customer base by adding approximately 180,000 new customers to its natural gas distribution system. The table below reflects the areas of growth through acquisitions and internal marketing efforts, including population growth within Cities' service areas.


         AREAS OF GROWTH                                                                                   CUSTOMERS ADDED
          Acquisition of Tennessee-Virginia Energy Corporation (December, 1986)....................               17,000
          Acquisition of Great River Gas Company (May, 1989).......................................               17,000
          Acquisition of Union Gas System, Inc. (December, 1989)...................................               65,000
          Other acquisitions.......................................................................                6,000
          Internal growth..........................................................................               75,000
                                                                                                               ---------
                                                                                                                 180,000
                                                                                                               =========

    Cities has two wholly-owned subsidiaries. One subsidiary, United Cities Gas Storage Company (UCG Storage), was formed as a Delaware corporation in December 1989 to provide natural gas storage services. In 1989, a natural gas storage field was purchased in Kentucky to supplement natural gas used by Cities' customers in Tennessee and Illinois. In addition, natural gas storage fields located in Kansas and included in Cities' 1989 acquisition of Union Gas System, Inc. were sold to UCG Storage. These fields are used to supplement natural gas used by Cities' Kansas customers.


     The other subsidiary, UCG Energy Corporation (UCG Energy), incorporated under the laws of Delaware in 1965, leases appliances, real estate and equipment, and vehicles to Cities and others, and is engaged in exploration and production activites. UCG Energy also owns a 45% interest in Woodward Marketing, L.L.C. (WMLLC) which provides natural gas marketing services to industrial customers, municipalities and local distribution companies, including Cities. WMLLC was formed in 1995.

     UCG Energy has two wholly-owned subsidiaries, United Cities Propane Gas of Tennessee, Inc. and UCG Leasing, Inc. United Cities Propane Gas of Tennessee, Inc., incorporated under the laws of Tennessee in 1976, is engaged in the retail distribution of propane (LP) gas. As of December 31, 1995, the propane operation served approximately 24,000 customers in Tennessee, Virginia and North Carolina. UCG Leasing, Inc. was incorporated under the laws of Georgia in 1987 and leases vehicles, equipment and real estate to Cities.


     Cities and its subsidiaries, UCG Storage and UCG Energy and its subsidiaries, are hereinafter referred to collectively as the "company".

    The following table summarizes certain information regarding the operation of each segment of the company's business for the last three years ended December 31,

                                                           1995                 1994                 1993
                                                      -------------------  -------------------  ------------------
REVENUES                                                                     (IN THOUSANDS)
Utility.............................................   $271,860      87%     $280,984     86%    $287,507      86%
                                                       --------    -----     ---------  -----    --------    -----
Subsidiaries:
  UCG Energy Corporation -
    Propane Division................................     24,651       8%       20,788      6%      18,203       5%

    Rental Division.................................      5,959       2%        6,449      2%       6,633       2%
    Utility Services Division.......................      3,823       1%       11,146      4%      14,073       4%
                                                       --------    -----     ---------  -----    --------    -----
      Total UCG Energy Corporation..................     34,433      11%       38,383     12%      38,909      11%
  United Cities Gas Storage Company.................      7,443       2%        7,128      2%       8,837       3%
                                                       --------    -----     ---------  -----    --------    -----
      Total Subsidiaries............................     41,876      13%       45,511     14%      47,746      14%
                                                       --------    -----     ---------  -----    --------    -----
Total Revenues (1)..................................   $313,736     100%     $326,495    100%    $335,253     100%
                                                       ========    =====     =========  =====    ========    =====

COMMON STOCK EARNINGS
Utility.............................................     $5,745      58%       $7,817     65%      $7,877      65%
                                                       --------    -----     ---------  -----    --------    -----
Subsidiaries:
  UCG Energy Corporation -
    Propane Division................................      1,123      11%        1,122      9%       1,010       8%
    Rental Division.................................      1,693      17%        2,024     17%       2,170      18%

    Utility Services Division.......................        634       6%          604      5%         595       5%
                                                       --------    -----     ---------  -----    --------    -----
      Total UCG Energy Corporation..................      3,450      34%        3,750     31%       3,775      31%
  United Cities Gas Storage Company.................        740       8%          526      4%         468       4%
                                                       --------    -----     ---------  -----    --------    -----
      Total Subsidiaries............................      4,190      42%        4,276     35%       4,243      35%
                                                       --------    -----     ---------  -----    --------    -----
Total Common Stock Earnings.........................     $9,935     100%      $12,093    100%     $12,120     100%
                                                       ========    =====     =========  =====    ========    =====


IDENTIFIABLE ASSETS
Utility.............................................   $389,278      85%     $358,364     85%    $336,480      84%
                                                       --------    -----     ---------  -----    --------    -----
Subsidiaries:
  UCG Energy Corporation............................     47,098      10%       39,402      9%      41,950      10%
  United Cities Gas Storage Company.................     24,001       5%       23,434      6%      23,090       6%
                                                       --------    -----     ---------  -----    --------    -----
      Total Subsidiaries............................     71,099      15%       62,836     15%      65,040      16%
                                                       --------    -----     ---------  -----    --------    -----
Total Identifiable Assets...........................   $460,377     100%     $421,200    100%    $401,520     100%
                                                       ========    =====     =========  =====    ========    =====

-------------
(1) Sales to affiliated companies described under "Subsidiary Operations".

    For additional information, see the "Consolidated Statements of Income" for the years ended December 31, 1995, 1994 and 1993 under Item 8. Financial Statements and Supplementary Data.

                               UTILITY OPERATIONS
GENERAL

    Cities distributes natural gas under regulated rates to approximately 308,000 customers in the states of Tennessee, Kansas, Georgia, Illinois, Virginia, Missouri, Iowa and South Carolina. Total operating revenues for the year ended December 31, 1995 were $271,860,000, of which approximately 47% was derived from residential customers, 25% from industrial customers, 26% from commercial customers and 2% from other sources. The ten largest customers of Cities accounted for 6.3% of operating revenues in 1995 and the largest of these customers accounted for 1.9%. Cities serves a diverse industrial load with customers engaged in the manufacture of asphalt, cars, car parts, chemicals, electronics, food products, metal fabrication, textiles and wire, among others. Cities also serves several colleges and a major army base.


    Cities is currently structured into four operating divisions. The percent of revenues contributed by each division for the three years ended December 31 is as follows:

       DIVISIONS                                                1995                       1994                     1993
                                                          ----------------           ----------------         -----------------
        Virginia/East Tennessee......................            31%                        32%                      31%
        Georgia/South Carolina.......................            21%                        22%                      21%
        Illinois/Tennessee/Missouri..................            22%                        21%                      22%
        Kansas/Iowa/Missouri.........................            26%                        25%                      26%
                                                          ----------------           ----------------         -----------------
                                                                100%                       100%                     100%
                                                          ================           ================         =================


NATURAL GAS SUPPLY

     To encourage more competition among natural gas suppliers, the Federal Energy Regulatory Commission (FERC) issued Orders 636, 636-A and 636-B (collectively, Order 636) in 1992. Order 636 required interstate pipelines to unbundle or separate gas sales, transportation and storage services by the 1993-1994 winter heating season. The pipelines' sales services were previously combined and sold as a single service. With the implementation of Order 636, the pipelines discontinued their traditional merchant function. Each distribution company is now responsible for obtaining all of its gas supply in the open market. The unbundling of these services allows Cities more flexibility in selecting and managing the type of services required to provide its customers with the lowest possible priced gas while maintaining a reliable gas supply. However, this also places an additional responsibility on Cities to obtain its natural gas supply in the open market on a timely basis to fulfill its commitments during peak demand periods. Management believes that, to date, Cities has been successful in managing its portfolio of spot and term supplies that it purchases from producers and marketers in the open market on the thirteen interstate pipelines on which it operates, resulting in reliable supplies at a competitive price.

     Another aspect of Order 636 allowed the pipelines to set rates to recover a higher portion of their fixed costs through monthly demand charges. As a result, Cities is charged a higher fixed amount each month, regardless of through-put. Since Cities must contract for pipeline capacity to meet peak demand, this has the effect of increasing Cities' fixed cost of gas. Many elements such as company owned gas storage facilities, peak shaving plants and the liquefied natural gas (LNG) plant and, in some instances, storage contracts with Cities' suppliers are being utilized to reduce these higher pipeline demand charges. Order 636 also required pipelines to set up capacity release mechanisms on their systems to allow holders of firm capacity and firm storage to release these services when they are not needed. Cities is active in releasing capacity during off peak periods and the majority of revenues generated by this activity is used to offset pipeline demand charges. In addition, three projects have recently been completed and various other projects are in the preliminary stages to add additional pipeline suppliers in several of Cities' operating areas. These projects will not only promote competition among the pipelines, but will also provide increased reliability of gas supply. Adding alternatives will provide bargaining power which should, over time, decrease Cities' pipeline capacity costs. Purchased Gas Adjustment
(PGA) clauses in effect in the states in which Cities operates allow Cities to pass through to its customers, subject to prudency and/or administrative reviews, any increase or decrease in rates charged to Cities related to the purchase and transportation of natural gas. Effective April 1, 1995, and for an experimental two year period, the PGA clause in Tennessee was modified by an incentive rate program which compares Cities' purchased gas prices to market prices. The gains or losses to be recognized by Cities as a result of the incentive program are limited to a maximum of $25,000 per month.


     Considerable planning is required to project demand for the winter period. In order to provide natural gas at the lowest possible price and to meet peak demand, Cities must have a sufficient volume of natural gas in underground storage with its pipeline suppliers, natural gas in UCG Storage's underground storage facilities, and propane and LNG in its own facilities. Cities normally injects gas into pipeline storage systems and UCG Storage's storage system during the summer months and withdraws it in the winter months. At the present time, the underground storage facilities of UCG Storage have a maximum daily output capability of approximately 45,000 Mcf.

     Other storage facilities owned by Cities are used to provide short-term supplies to meet peak demand. Cities has nine propane peak shaving plants with a total capacity of approximately 1,050,000 gallons that can produce an equivalent of 19,459 Mcf daily and a LNG storage facility with a capacity of 500,000 Mcf which can inject a daily volume of 30,000 Mcf in the system.
Cities has the ability to serve approximately 60% of its peak day load through the use of company owned storage facilities, storage contracts with Cities' suppliers and peaking facilities throughout the system. This ability provides the operational flexibility and security of supply required to meet the needs of the highly weather sensitive firm market.

REGULATION

    In each state in which Cities operates, its rates, services and operations as a natural gas distribution company are subject to general regulation by the state public service commission. Cities' pipeline suppliers, but not Cities, are subject to regulation by the FERC (see "Utility Operations-Natural Gas Supply"). Cities' rates, which vary in its different regulatory jurisdictions, are determined by the cost of purchased gas to Cities, rate of return, type of service and volume of use by the customer. In addition, the issuance of securities by Cities is subject to approval by the state commissions, except in South Carolina and Iowa. Missouri only regulates the issuance of secured debt.


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


    The Tennessee and Georgia Public Service Commissions approved the implementation of Weather Normalization Adjustments (WNAs) effective in late 1991 and 1990, respectively. The WNAs, effective October through May each year in Georgia and November through April each year in Tennessee, allow Cities to increase the base rate portion of bills when weather is warmer than normal and decrease the base rate when weather is colder than normal.


     On December 8, 1995, Cities filed to increase rates on an annual basis by $750,000 in the state of Iowa. Cities expects that any increase granted will be effective by the fourth quarter of 1996. Effective November 15, 1995, Cities received an annual rate increase of $2,227,000 in the state of Tennessee. Cities had filed to increase rates by $3,951,000 on an annual basis. Effective October 14, 1995, Cities received an annual rate increase of $903,000 in the state of Missouri. Cities had filed to increase rates by $1,100,000 on an annual basis. Effective September 1, 1995, Cities received an annual rate increase of $2,700,000 in the state of Kansas. Cities had filed to increase rates by $4,230,000 on an annual basis. Effective February 7, 1995, Cities received an annual rate increase of $253,000 in the state of South Carolina. Cities had filed to increase rates by $341,000 on an annual basis.

     In April 1995, Cities filed to increase rates on an annual basis by $810,000 in the state of Virginia. Cities was granted permission by the Virginia State Corporation Commission to implement the proposed rate increase effective September 29, 1995. The increase is subject to refund pending a final order by the commission which is expected in the fourth quarter of 1996.

     In an order issued in November 1994, the Virginia State Corporation Commission reduced Cities authorized rate of return in Virginia from 11.26% to 10.26%, resulting in a reduction in annual revenues of $218,000. This reduction was effective April 1, 1993. Excess revenues of approximately $370,000, plus interest, collected under interim rates through December 31, 1994, were refunded to Cities' Virginia customers in 1995. In addition, the commission determined that Cities had overcollected gross receipts tax from its customers from 1988 through mid-1993 and ordered the refund of $301,000, plus interest. This amount was also refunded to Cities' Virginia customers in 1995.


     As a part of a settlement agreement in the 1992 rate proceeding in Tennessee, Cities agreed to a management audit. The management audit report was issued in 1994. Management agreed with a majority of the recommendations made by the auditors and a number of recommendations have been or are currently in the process of being implemented. As a part of the settlement agreement in the 1995 rate proceeding in Tennessee, Cities resolved all outstanding issues related to the management audit. The implementation of the recommendations and final resolution of these matters did not have a material effect on the results of operations, financial condition or cash flows of the company.

     The FERC has permitted pipelines to recover from their customers, including Cities, the prudently incurred costs of implementing Order 636, referred to as transition costs. Based on current information from the pipelines, as of December 31, 1995 and 1994, Cities had accrued and deferred $2,862,000 and $6,739,000, respectively, as its estimated share of the remaining liability related to these transition costs. The 1995 estimate may differ from the final amount of future transition costs recovered from Cities. Cities has been granted permission through approved PGA filings or specific orders in all the states in which it operates to recover these transition costs from its customers.


     Cities' pipeline suppliers have liabilities to producers for payments under purchase contracts for quantities of gas for which deliveries have not been taken. Pipeline suppliers received permission from the FERC to recover from their customers, including Cities, a portion of their take-or-pay liabilities. Cities has been granted permission in all the states in which it operates to recover from its customers any take-or-pay costs. Based on current information from the pipelines, as of December 31, 1995 and 1994, Cities had accrued and deferred $1,172,000 and $2,086,000, respectively, as its estimated share of the remaining liability related to these take-or-pay costs. The 1995 estimate may differ from the final amount of future take-or-pay costs recovered from Cities.

     Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires Cities to record the expected costs of postretirement health and life insurance benefits during the years the employees render service. Prior to January 1, 1993, the effective date of Cities' adoption of SFAS 106, Cities recognized these costs on a cash basis. Costs related to these benefits calculated in accordance with SFAS 106 amounted to $1,691,000, $1,649,000 and $1,331,000 in 1995, 1994 and 1993, respectively. In fiscal 1993, the amount of expense recognized on a cash basis would have been $663,000. The accumulated benefit obligation of $8,894,000 existing at January 1, 1993, is being amortized over a twenty year period as allowed by SFAS 106.

     Cities has received approval to recover SFAS 106 costs in South Carolina, Kansas, Iowa, Illinois, Missouri and Tennessee. Effective January 1, 1993, the Tennessee commission allowed Cities to defer the difference between cash payments and SFAS 106 expense. In the 1995 rate proceeding in Tennessee, Cities received permission to recover the deferred amount of $553,000, plus interest, over a five year period. Cities discontinued deferring the difference in November 1995. The Virginia commission has approved the recovery of SFAS 106 costs in rates. However, the accumulated benefit obligation will be recovered over forty years as opposed to the twenty year amortization period allowed by SFAS 106. The difference in the amortization period allowed by the Virginia commission does not have a material effect on the results of operations, financial condition, or cash flows of the company. The Georgia commission did not render a decision on SFAS 106 in Cities' most recent rate proceeding in that state. As required by some commissions, Cities has established a trust fund to accumulate the difference between the cash payments for postretirement benefits and SFAS 106 expense.

                       This Page Intentionally Left Blank

     Set forth below is a table containing information relating to the state regulatory bodies which have jurisdiction over Cities and its rates. Amounts realized from rate increases may differ significantly from amounts authorized depending on volumes of gas sold and customer mix.

                                                                  REGULATORY JURISDICTION
                                ------------------------------------------------------------------------------------------
                                       GEORGIA                TENNESSEE               VIRGINIA             SOUTH CAROLINA
                                -------------------     -------------------     -------------------    -------------------
Purchased Gas Adjustment        Allowed upon filing     Allowed upon filing     Allowed upon filing    Allowed upon filing

Weather Normalization           Effective November      Effective November                -                      -
  Adjustment                    1990                    1991

Regulatory Commission           5 commissioners         3 commissioners         3 commissioners        7 commissioners
  Make Up                       elected at large        elected at large (2)    elected by General     elected by legislature
                                                                                Assembly               on approval of merit
                                                                                                       selection panel

Statutory Time Limit            6 months from date      6 months from date      150 days from date     6 months from date
  on Rate Orders                of filing               of filing               of filing              of filing

Empowered to Grant              Yes                     Yes                     Yes                    No
  Interim Rate Relief

Latest General Rate             November 1992           November 1995           November 1994          February 1995
  Adjustment

Date of Application             May 1992                May 1995                April 1993             August 1994

Annualized Revenue Increase     $1,900,000              $2,227,000              ($218,000)             $253,000
  (Decrease) Authorized

Rate of Return on               10.78%                  11.03% (1)              10.261%                10.73%
  Investment Authorized

Rate of Return on               12.00%                  12.60% (1)              11.20%                 11.75%
  Equity Authorized


-------------------------------------------------------------------------------
(1) Because the 1995 rate case was stipulated, the returns on investment and equity were not agreed upon. These rates represent the last authorized rates.

(2) Commissioners will become appointed in 1996 and will take office July 1, 1996.

                                                                  REGULATORY JURISDICTION
                                ------------------------------------------------------------------------------------------
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

Empowered to Grant              Yes                     Yes                     Yes                    Yes
  Interim Rate Relief

Latest General Rate             November 1990           October 1995            September 1995         December 1991
  Adjustment

Date of Application             December 1989           November 1994           January 1995           November 1991

Annualized Revenue Increase     $639,000                $903,000                $2,700,000             ($55,000)
  (Decrease) Authorized         $108,000 (1)

Rate of Return on               11.75%                  10.58%                  10.638% (2)            11.31%
  Investment Authorized

Rate of Return on               13.62%                  12.15%                  12.00% (2)             12.45%
  Equity Authorized


--------------------------------------------------------------------------------
(1) The court awarded an additional increase in rates which was effective October 1992.

(2) Because the 1995 rate case was stipulated, the returns on investment and equity were not agreed upon. These rates represent the last authorized rates.

UTILITY OPERATING STATISTICS
AVERAGE NUMBER OF CUSTOMERS(1)                                  1995                    1994                  1993
                                                            --------------          --------------        --------------
Residential............................................            266,532                 259,895               250,051
Commercial.............................................             34,435                  33,861                31,849
Industrial Firm........................................                395                     395                   395
Industrial Interruptible...............................                251                     258                   245
                                                            --------------          --------------        --------------
                                                                   301,613                 294,409               282,540
                                                            ==============          ==============        ==============

ACTUAL NUMBER OF CUSTOMERS AT YEAR END(1)                          307,856                 300,929               292,329
                                                            ==============          ==============        ==============

NATURAL GAS THROUGH - PUT (MCF) (IN THOUSANDS)(2)
Residential............................................             22,901                  21,352                23,055
Commercial.............................................             15,165                  14,116                14,435
Industrial Firm........................................              7,324                   8,134                 7,509
Industrial Interruptible...............................             11,920                  11,002                11,661
                                                            --------------          --------------        --------------
                                                                    57,310                  54,604                56,660
Transported Volumes....................................             17,184                  12,574                11,883
                                                            --------------          --------------        --------------
Total Through-Put......................................             74,494                  67,178                68,543
                                                            ==============          ==============        ==============
REVENUES (IN THOUSANDS)(1)
Residential............................................           $127,603                $129,519              $134,856
Commercial.............................................             70,967                  73,376                74,361
Industrial Firm........................................             27,438                  33,772                31,252
Industrial Interruptible...............................             33,338                  35,297                36,703
Other..................................................              4,412                   1,813                 3,411
                                                            --------------          --------------        --------------
                                                                   263,758                 273,777               280,583
Transportation.........................................              8,102                   7,207                 6,924
                                                            --------------          --------------        --------------
                                                                  $271,860                $280,984              $287,507
                                                            ==============          ==============        ==============
RESIDENTIAL (AVERAGE PER CUSTOMER)
Annual Usage Mcf.......................................                 86                      82                    92
Annual Revenue.........................................               $479                    $498                  $539
Revenue Per Mcf........................................              $5.57                   $6.07                 $5.85

COMMERCIAL (AVERAGE PER CUSTOMER)
Annual Usage Mcf.......................................                440                     417                   453
Annual Revenue.........................................             $2,061                  $2,167                $2,335
Revenue Per Mcf........................................              $4.68                   $5.20                 $5.15

---------
(1) Residential, industrial firm and certain commercial customers are entitled to receive gas service on a continuous, uninterrupted basis subject to the application of their priority classification in the event of gas shortages. Industrial interruptible and certain commercial customers receive a low cost, load balancing service, which permits Cities to interrupt service and which is limited to users with alternative fuel sources for use when service is interrupted. Interruptible rates are generally lower than firm rates.

(2) The following table classifies the effect of changes in volumes (Mcfs) of natural gas delivered during 1995, 1994 and 1993.


                                                                1995                    1994                  1993
                                                            --------------          --------------        --------------
                                                                                      (IN THOUSANDS)
      Prior year volumes........................                    67,178                  68,543                62,713
      Changes in volumes:
          Residential.................................               1,549                  (1,703)                2,574
          Commercial................................                 1,049                    (319)                1,111
          Industrial Firm..............................               (810)                    625                  (181)
          Industrial Interruptible....................                 918                    (659)                1,560
          Transported volumes..........................              4,610                     691                   766
                                                            --------------          --------------        --------------
                                                                    74,494                  67,178                68,543
                                                            ==============          ==============        ==============

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

     On April 6, 1995, the company signed a letter of intent to acquire all the outstanding common stock of Monarch Gas Company (Monarch). The acquisition will be accounted for as a pooling of interests whereby the number of shares of the company's common stock issued will be calculated based on the book value of Monarch versus the book value of the company at December 31, 1994. In addition, the company will enter into a $250,000, five year non-compete agreement with the owners of Monarch. Monarch serves approximately 3,000 customers in small communities adjacent to Cities' Vandalia, Illinois operation. Pending regulatory approval, the company expects this acquisition to be final by the second quarter of 1996 and will not restate prior years' consolidated financial statements due to immateriality.

SEASONAL NATURE OF BUSINESS

    Cities' business is highly seasonal in nature and heavily dependent upon weather due to Cities' substantial heating load. In order to moderate the impact of weather on the financial results of the utility operation, Cities sought and received approval from the Tennessee and Georgia commissions to implement Weather Normalization Adjustments (WNAs). See "Utility Operations-Regulation" for additional information concerning WNAs. Cities' business will still be seasonal in nature resulting in greater earnings during the winter months and will continue to be dependent upon weather, especially in those states where a WNA has not been implemented. However, Cities seeks to minimize the quarterly variations in sales volumes and earnings by sales to industrial customers and the diversified activities of its unregulated subsidiaries. See chart of quarterly earnings on page 47 for the years 1995 and 1994.


OTHER UTILITY OPERATIONS

    In addition to its sales of natural gas, Cities engages in direct merchandising and repair of gas appliances. The following table summarizes revenues from these sources for 1995, 1994 and 1993.


                                                               1995                    1994                  1993
                                                            --------------          --------------        --------------
                                                                                     (IN THOUSANDS)
        Appliance Sales..............................              $1,791                  $2,537                 $3,276
        Jobbing and Service..........................               1,288                   1,256                  1,148
                                                            --------------          --------------        --------------
                                                                   $3,079                  $3,793                 $4,424
                                                            ==============          ==============        ==============


                             SUBSIDIARY OPERATIONS

UNITED CITIES GAS STORAGE COMPANY


    UCG Storage is engaged in maintaining and operating gas wells for natural gas storage. UCG Storage owns and operates storage fields in Kansas and Kentucky. The storage fields provide a mechanism to purchase and store gas for distribution during the winter and other times when feasible. In addition to providing peak shaving gas, the storage facilities can also be used to balance gas supplies, allowing extra gas to be diverted into the field when contract demand is not needed and withdrawn when gas usage exceeds contract demand. Included in the revenues of UCG Storage are affiliated revenues of $7,341,000, $7,037,000 and $8,749,000 in 1995, 1994 and 1993, respectively, for storage services and natural gas provided to Cities' customers in Tennessee, Kansas and Illinois.


    The following table provides information about the storage fields.

                                                                                                               DAILY
FIELD                                                           CAPACITY              CUSHION GAS         DELIVERABILITY
-----                                                       --------------          --------------        --------------
                                                                                         (Mcf)
Kansas storage fields.............................               7,037,000               1,879,000                15,000

Kentucky storage field............................               3,300,000               1,600,000                30,000
                                                            --------------          --------------        --------------
                                                                10,337,000               3,479,000                45,000
                                                            ==============          ==============        ==============

UCG ENERGY CORPORATION AND SUBSIDIARIES


    The activities of UCG Energy and its subsidiaries are described below.

PROPANE DIVISION


    The Propane Division currently operates through United Cities Propane Gas of Tennessee, Inc. (UCPT), a wholly-owned subsidiary of UCG Energy. The Propane Division engages in the retail distribution of propane (LP) gas, the wholesale supply and transportation of LP gas, the transportation of certain products for other companies and the direct merchandising and repair of propane gas appliances. Each town operation has its own storage facility with a total Propane Division storage capacity of 1,830,000 gallons.

    The following table contains information, as of December 31, 1995, regarding the number of customers.

             SERVICE AREAS                                                                  CUSTOMERS
               Jackson, TN.....................................................                 1,025
               Manchester, TN..................................................                 1,139
               Winchester, TN..................................................                 1,239
               Rock Island, TN.................................................                   929
               Franklin, TN....................................................                 1,335
               Murfreesboro, TN................................................                 1,983
               Hartsville, TN..................................................                 1,906
               Maryville, TN...................................................                 3,049
               Sevierville, TN.................................................                 1,791
               Kingston, TN....................................................                 1,514
               Morristown, TN..................................................                 1,431
               Tazewell, TN....................................................                   166
               Johnson City, TN................................................                 3,212
               Mountain City, TN...............................................                 1,467
               Boone, NC.......................................................                 1,916
                                                                                      ---------------
                   Total.......................................................                24,102
                                                                                      ===============



     Effective January 1, 1996, UCPT purchased substantially all the assets of Duncan Gas Service for approximately $4,310,000. In addition, UCPT entered into a ten year non-compete agreement with the prior owners for $250,000, to be paid over a ten year period. This acquisition added approximately 2,000 customers in the Johnson City, Tennessee area.

     Effective May 22, 1995, UCPT purchased all of the propane transportation assets of Transpro South, Inc., a common carrier corporation, for approximately $218,000. In addition, UCPT entered into a ten year non-compete agreement with the prior owner for $6,000.


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


     Effective August 1, 1993, UCPT purchased the issued and outstanding shares of common stock of High Country Propane, Inc. for $1,600,000, less liabilities assumed of $820,000. In addition, UCPT obtained ten year non-compete agreements for $100,000, to be paid over a five year period. This acquisition added approximately 1,400 propane customers in the Boone, North Carolina area.


     In 1995, 1994 and 1993, the Propane Division contributed 72%, 54% and 47%, respectively, of UCG Energy's total revenues. Of UCG Energy's gross properties at December 31, 1995, approximately 47% was related to the Propane Division.


RENTAL DIVISION

    UCG Energy's Rental Division, which includes UCG Leasing, Inc., leases real estate and vehicles to Cities and real estate and appliances to non-affiliated third parties. The Rental Division's revenues were approximately 17% of UCG Energy's total revenues in 1995, 1994 and 1993. Included in the revenues of the Rental Division are affiliated revenues of $5,307,000, $5,827,000 and $6,042,000 for the years 1995, 1994 and 1993, respectively, representing rental charges to Cities for transportation equipment and office facilities. Of UCG Energy's gross properties at December 31, 1995, approximately 53% was related to the Rental Division.


UTILITY SERVICES DIVISION

    UCG Energy's Utility Services Division is engaged in exploration and production activities. The revenues from this division were approximately
11% in 1995, 29% in 1994 and 36% in 1993, of UCG Energy's total revenues. Included in the Utility Services Division's revenues are affiliated revenues of $112,000, $701,000 and $1,139,000 for the years 1995, 1994 and 1993, respectively. These revenues represent purchases by Cities of energy-related products from the Utility Services Division. A decision to discontinue the distribution of energy-related products by the Utility Services Division was made by management in June 1994. The discontinuance of this activity, which was completed mid-1995, had no material effect on the results of operations, financial condition or cash flows of the company.


    During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI received $5,000,000 in the company's common stock (320,512 shares) and $832,000 in cash in May 1995, and may, if certain earnings targets are met, receive up to $1,000,000 in cash to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C., (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC provides gas marketing services to industrial customers, municipalities and local distribution companies, including Cities. UCG Energy utilized equity accounting, effective January 1, 1995, for this acquisition. The excess of the purchase price over the value of the net tangible assets, amounting to approximately $5,400,000, was allocated to intangible assets consisting of customer contracts and goodwill, which are being amortized over ten and twenty years, respectively.

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


     Cities has received approval from all the public service commissions in the states in which it operates, except Iowa, to place into effect a negotiated tariff rate which allows Cities to maintain industrial loads at lower margin
rates.  Iowa has rules which allow for flexible rates.   These rates are
competitive with the price of alternative fuels. In addition, certain industrial customers have changed from firm to interruptible rate schedules in
order to obtain natural gas at a lower cost.   Additionally, Cities has received
approval from all state commissions to provide transportation service of customer-owned gas (see Item 1. Business - "Utility Operations-Natural Gas Supply").

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

     The Utility Services Division of UCG Energy, through its 45% interest in WMLLC, competes with other natural gas brokers in obtaining natural gas supplies for customers. The Rental Division competes with other rental companies.


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


                                   PERSONNEL

     At December 31, 1995, the company employed 1,298 full time employees, including 99 who are represented by a union. The agreement between the company and the union that represents 88 employees in Kansas expires October 31, 1996, and the company expects to renegotiate the terms of the agreement prior to the expiration date. In addition, an election is scheduled for March 29, 1996, in Hannibal, Missouri for 20 employees to determine if they will be represented by a union. On March 6, 1996, the International Union of Operating Engineers filed a petition to represent approximately 97 employees in Columbus, Georgia, and an election is scheduled for April 19, 1996. Of the full time employees, 235 are engaged in the operations of the Illinois/Tennessee/Missouri Division, 243 in the Virginia/East Tennessee Division, 237 in the Georgia/South Carolina Division, 274 in the Kansas/Iowa/Missouri Division, 179 administrative and supervisory personnel in the corporate office, and 130 in UCG Energy's operating locations. At December 31, 1995, there were 559 employees participating in the employee stock purchase plan and 1,004 employees participating in the company's 401k savings plan. All corporate general and administrative functions, as well as the overseeing of engineering, marketing, accounting, finance, operations and human resources are handled at the company's corporate offices in Brentwood and Franklin, Tennessee. Direct functions dealing with engineering, marketing, accounting, operations and human resources for the service locations of each division are handled at the division levels.

                               OPERATING AREAS


                                    [MAP]

NATURAL GAS
ILLINOIS/TENNESSEE/MISSOURI DIVISION
Illinois                Tennessee               Missouri
- Virden                - Union city            - Neelyville
- Vandalia              - Franklin +
- Salem                 - Murfreesboro
- Harrisburg            - Colubmia
- Metropolis            - Shelbyville


KANSAS/IOWA/MISSOURI DIVISION
Kansas                  Iowa                    Missouri
- Wyandotte Cty         - Keokuk                - Canton
- Johnson Cty +                                 - Hannibal
- Yates Center                                  - Palmyra
- Independence
- Coffeyville

VIRGINIA/EAST TENNESSEE DIVISION
Virginia                Tennessee
- Abingdon              - Maryville
- Marion                - Morristown
- Wytheville            - Greeneville
- Pulaski               - Johnson City +
- Radford               - Kingsport
- Blacksburg            - Bristol


GEORGIA/SOUTH CAROLINA DIVISION
Georgia                 South Carolina
- Gainesville           - Gaffney
- Columbus +


PROPANE
Tennessee
- Franklin +            - Hartsville            - Murfreesboro
- Rock Island           - Manchester            - Winchester
- Maryville             - Morristown            - Johnson City
- Mountain City         - Kingston              - Jackson
- Sevierville           - New Tazewell

NORTH CAROLINA
- Boone

STORAGE FACILITIES
Natural Gas Storage     Propane Bulk Storage
- Columbus, GA (LNG)    - Morristown, TN
- Barnsley Storage, KY  - Winchester, TN
  (underground)
- Liberty Storage, KS
  (underground)


PIPELINE SUPPLIERS
- East Tennessee        - Columbia Gulf Transmission Co.
  Natural Gas Co.       - Natural Gas Pipeline Co. of America
- Southern Natural      - Panhandle Eastern Pipe Line Co.
  Gas Co.               - Trunkline Gas Co.
- Williams Natural      - Mississippi River Transmission Corp.
  Gas Co.               - ANR Pipeline Company
- Transcontinental Gas  - Tennessee Gas Pipeline Co.
  Pipe Line Corp.
- Texas Eastern
  Transmission Corp.
- Texas Gas
  Transmission Corp.

*  Corporate Office - Brentwood, Tennessee   +   Division Office

EXECUTIVE OFFICERS OF THE COMPANY

                                                             HELD PRESENT                  OTHER POSITIONS HELD
             NAME AND POSITION                AGE            OFFICE SINCE                 DURING PAST FIVE YEARS
             -----------------                ---            ------------                 ----------------------
Dwight C. Baum                                 83            October 1979
  Chairman of the Board

Gene C. Koonce                                 63            October 1978
  President and Chief
  Executive Officer

Thomas R. Blose, Jr.                           46              July 1990
  Senior Vice President-
  Operations and
  Engineering

James B. Ford                                  53             April 1986
  Senior Vice President
  and Treasurer

Shirley M. Hawkins                             56             August 1993              Senior Vice President-Administration
  Senior Vice President                                                                  (April 1993-July 1993)
  and Secretary                                                                        Vice President-Human Resources
                                                                                         (April 1987-March 1993)

Glenn B. Rogers                                57             April 1983
  Senior Vice President-
  Gas Supply and Marketing

ITEM 2. PROPERTIES

    Cities' properties are located in operating areas as indicated on page 15, and consist primarily of approximately 7,262 miles of distribution and transmission mains and approximately 5,519 miles of service lines connecting the mains to customers' premises. The company also owns and operates nine peak shaving plants and a LNG plant, as well as underground storage fields which are used to supplement the supply of natural gas in periods of peak demand (see
Item 1.  Business -- "Utility Operations-Natural Gas Supply").

    Substantially all of Cities' property is subject to the lien of the Indenture of Mortgage securing Cities' first mortgage bonds. The following table sets forth the percentages of property located in the various operating divisions.

                          DIVISION                                                            PERCENT
                          ---------                                                           -------
                          Illinois/Tennessee/Missouri................................            28%
                          Virginia/East Tennessee....................................            25%
                          Georgia/South Carolina.....................................            19%
                          Kansas/Iowa/Missouri.......................................            28%
                                                                                         -----------------
                                                                                                100%
                                                                                         =================


     The capital budget for the company for 1996 is approximately $36,800,000 (utility, $29,000,000 and non-utility, $7,800,000). Based on information currently available, which is subject to change, the company anticipates capital expenditures of approximately $31,800,000 in 1997 and $32,100,000 in 1998. These reflect the normal growth in Cities' service areas along with the increased demands expected for natural gas and propane (LP) service.


    Cities follows a regular program of improvements and additions to its properties. Utility plant additions during 1995 amounted to approximately $35,160,000 for system upgrading, relocations, and providing new mains, service
lines and metering equipment.   During 1995, Cities completed construction of a
twenty-eight mile main which connects two of its fastest growing distribution systems located in Middle Tennessee and is designed to provide Cities' current customers with the lowest possible priced gas through increased gas supply flexibility. Included in the 1995 capital expenditures is $5,700,000 related to this project. Total utility property at December 31, 1995 amounted to $445,058,000.

    The following table sets forth information with respect to utility property additions, excluding acquisitions, made by Cities during each of the five years ended December 31.

                                                 GROSS                                          NET
                          PERIOD               ADDITIONS              RETIREMENTS            ADDITIONS
                          ------               ----------             -----------            ---------
                                                            (IN THOUSANDS)
                          1991                       $27,950             3,512                $24,438
                          1992                       $23,484             2,531                $20,953
                          1993                       $27,030             2,826                $24,204
                          1994                       $30,888             2,199                $28,689
                          1995                       $35,160             2,535                $32,625


    Non-utility property additions during 1995 amounted to approximately $4,926,000 (UCG Energy, $4,879,000 and UCG Storage, $47,000). The majority of UCG Energy's 1995 additions are related to transportation equipment, rental equipment and facilities and propane related equipment. The upgrading of underground storage facilities accounts for the majority of property additions for UCG Storage. Gross non-utility property as of December 31, 1995 amounted to $67,423,000 (UCG Energy, $47,968,000 and UCG Storage, $19,455,000).


     The company believes its facilities are suitable and adequate for the purpose of serving the needs of its customers.

ITEM 3. LEGAL PROCEEDINGS.

    Except as set forth below and in Item 1. Business - "Utility Operations-Regulation," and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Environmental Matters," "Internal Revenue Service Audit" and "Contingencies," there is no material litigation involving the company as of December 31, 1995. There are certain claims which are adequately covered by liability insurance or reserves.


    In February 1996, Cities received a letter from the Georgia Environmental Protection Division asking Cities to submit a compliance status report for an Americus, Georgia former manufactured gas plant site. Cities is discussing this matter further with other parties already performing work at the site. Management expects that expenditures, if any, related to response action at this site will be recovered through rates or insurance, or shared among other potentially responsible parties. Therefore, the costs of responding to this site are not expected to materially affect the results of operations, financial condition or cash flows of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.


                       APPROXIMATE NUMBER OF STOCKHOLDERS

                                                                                                        NUMBER OF
                                                                                                     STOCKHOLDERS OF
                                                                                                      RECORD AS OF
               TITLE OF CLASS                                                                      DECEMBER 31, 1995
                                                                                                   -----------------
    Common Stock, without par value................................                                       8,157
                                                                                                      =========

    The Common Stock of the company is traded over-the-counter on the NASDAQ National Market System under the symbol UCIT. The high and low closing sales prices, compiled from quotations supplied by the NASDAQ Monthly Statistical Report, and the dividends paid per share, were as follows:

                                                            1995                                        1994
                                            -------------------------------------   -------------------------------------------
                                                                       DIVIDENDS                                    DIVIDENDS
                                            HIGH          LOW          PER SHARE        HIGH            LOW         PER SHARE
                                            ----          ----         ----------       ----            ----        ---------
               1st Quarter............       16 1/4         15 1/4          $.255      18 3/4             16             $.25
               2nd Quarter............       16 1/4         14 1/2          $.255      17 1/4             15 1/2         $.25
               3rd Quarter............       16 1/2         14 3/4          $.255      17 3/4             15 1/2         $.25
               4th Quarter............       18 3/4         15 3/4          $.255      17 1/4             15 7/16        $.255


    At its regularly scheduled meeting held on February 3, 1996, the Board of Directors declared a quarterly dividend of $.255 per share, payable March 15, 1996, to all shareholders of record on February 29, 1996. Dividends have been paid by Cities for the past 162 consecutive quarters.

    The Common Stock is entitled to dividends when, as and if declared by the Board of Directors, subject to various limitations on the declaration or payment of dividends imposed by the provisions of Cities' Indenture of Mortgage. Under these provisions, none of the company's retained earnings at December 31, 1995, was unavailable to pay dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                         1995            1994           1993           1992           1991
                                                         ----            ----           ----           ----           ----
                                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Utility Operating Revenues........................       $271,860        $280,984       $287,507       $265,460        $239,155
                                                     ===============  =============  =============  =============  =============
Common Stock Earnings.............................         $9,935         $12,093        $12,120        $10,104          $7,741
                                                     ===============  =============  =============  =============  =============
Common Stock Earnings Per Share...................          $0.84           $1.16          $1.19          $1.07           $0.97
                                                     ===============  =============  =============  =============  =============
Total Assets......................................       $460,377        $421,200       $401,520       $370,150        $368,283
                                                     ===============  =============  =============  =============  =============
Long-Term Debt....................................       $163,160        $144,344       $151,843       $157,734        $127,430
                                                     ===============  =============  =============  =============  =============
Redeemable Preferred and Preference Stock.........         -              -              -               -               $1,352
                                                     ===============  =============  =============  =============  =============
Cash Dividends Declared Per Common Share..........          $1.02          $1.005         $0.985         $0.965           $0.93
                                                     ===============  =============  =============  =============  =============

Item 7.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------[LOGO]--------------------------------------


     United Cities Gas Company (Cities) and its subsidiaries (collectively, the company) is primarily a distributor of natural and propane gas serving approximately 335,000 customers in parts of ten states. The financial condition and results of operations of the company are significantly affected by the weather and the regulatory environment in the eight states in which it distributes natural gas. The following discussion focuses on the financial condition and results of operations for the company for the past three years and its capital expenditure plans for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 1995, the company's capitalization ratios consisted of 47% common stock equity and 53% long-term debt. The company's goal is to maintain a common stock equity ratio of approximately 50% through increased retained earnings and the issuance of stock through the employee stock purchase, customer stock purchase, dividend reinvestment and long-term stock plans. This should enable the company to maintain its current credit integrity and continue to allow access to relatively low cost financing.
     Total cash provided by operations of the company totaled $25,290,000, $27,523,000 and $11,791,000 in 1995, 1994 and 1993, respectively. Changes in accounts receivable, gas in storage and accounts payable were primarily a result of the weather sensitive nature of the company's business. Changes in gas costs to be billed in the future and supplier refunds due customers were primarily a result of the timing of the recoveries from, or refunds to, customers of these costs through the Purchased Gas Adjustment (PGA) mechanism.
     A substantial portion of the company's cash requirements is to fund its ongoing construction program in order to provide natural gas services to a growing customer base. Investing activities of the company include capital expenditures for the company's utility and non-utility operations totaling $40,l00,000, $35,100,000 and $31,000,000 in 1995, 1994 and 1993, respectively.
During 1995, Cities completed construction of a twenty-eight mile main which connects two of its fastest growing distribution systems located in Middle Tennessee and is designed to provide Cities' current customers with the lowest possible priced gas through increased gas supply flexibility. Included in the 1995 and 1994 utility capital expenditures stated above is $5,700,000 and $3,700,000, respectively, related to this project. Capital expenditures totaling $29,000,000 for the utility operations and $7,800,000 for the non-utility operations are budgeted for 1996. Total capital expenditures for 1997 and 1998 are expected to be approximately $31,800,000 and $32,100,000, respectively, based on information currently available, which is subject to change.
     Because the nature of the company's business is highly seasonal and weather sensitive, the company uses short-term debt during the non-heating season as a means of funding its ongoing construction program and working capital requirements. The short-term debt is retired with cash from operations or long-term securities, whichever management deems appropriate. At December 31, 1995, the company had total short-term lines of credit of $84,000,000 in the form of master and banker's acceptance notes bearing interest primarily at the lesser of the prime rate or a negotiated rate during the term of each borrowing. Under these arrangements, $32,313,000 in short-term debt was outstanding at December 31, 1995.
     The financing activities for 1995, 1994 and 1993 reflect the retirement of long-term debt, dividend payments, the issuance of stock through the company's various stock purchase plans and the net activity of short-term borrowings. The financing activities of 1995 also included common stock and long-term debt securities issued under the company's shelf registration statement which became effective in 1995. The shelf registration statement gives the company the flexibility to issue from time to time in one or more public offerings up to $200,000,000 of its securities which may include common stock, unsecured notes and/or first mortgage bonds. In June 1995, the company issued 1,380,000 shares of common stock under the shelf registration statement in an underwritten public offering with net proceeds from the sale amounting to approximately $18,900,000. In addition, $22,000,000 of medium-term notes were issued under the shelf registration statement in the last quarter of 1995. The proceeds of long-term debt also included a $5,000,000 term note in United Cities Propane Gas of Tennessee, Inc. (UCPT), a wholly-owned subsidiary of UCG Energy Corporation (UCG Energy). The proceeds of these activities were used to repay short-term borrowings, retire


                   United Cities Gas Company & Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------[LOGO]--------------------------------------

long-term debt, finance the company's construction program and for other corporate purposes.
     In 1994, the company implemented a customer stock purchase plan whereby residents in the company's service territory can make a one-time purchase of common stock at a 5% discount below the average market value. A participant can invest any amount ranging from $250 to $10,000. During 1995 and 1994, 166,609 and 147,148 shares of common stock, respectively, were issued under the plan resulting in net proceeds to the company of approximately $2,457,000 and $2,099,000, respectively.
     In May 1995, 320,512 shares of common stock valued at $5,000,000 were issued in connection with the purchase of a 45% interest in Woodward Marketing, L.L.C. by UCG Energy.
     In 1996, funds for capital expenditures, long-term debt maturities, sinking fund requirements and dividend payments are expected to be provided by internally generated cash, issuance of stock through the company's various stock purchase plans, short-term borrowings and issuances of securities under the shelf registration statement. Although the company does not currently plan to issue first mortgage bonds in 1996 under the shelf registration statement, at December 31, 1995, the company had bondable property to support the issuance of approximately $60,500,000 of first mortgage bonds.

REGULATORY MATTERS
     On December 8, 1995, Cities filed to increase rates on an annual basis by $750,000 in the state of Iowa. Cities expects that any increase granted will be effective by the fourth quarter of 1996. Effective November 15, 1995, Cities received an annual rate increase of $2,227,000 in the state of Tennessee. Cities had filed to increase rates by $3,951,000 on an annual basis. Effective October 14, 1995, Cities received an annual rate increase of $903,000 in the state of Missouri. Cities had filed to increase rates by $1,100,000 on an annual basis. Effective September 1, 1995, Cities received an annual rate increase of $2,700,000 in the state of Kansas. Cities had filed to increase rates by $4,230,000 on an annual basis. Effective February 7, 1995, Cities received an annual rate increase of $253,000 in the state of South Carolina. Cities had filed to increase rates by $341,000 on an annual basis.
     In April 1995, Cities filed to increase rates on an annual basis by $810,000 in the state of Virginia. Cities was granted permission by the Virginia State Corporation Commission to implement the proposed rate increase effective September 29, 1995. The increase is subject to refund pending a final order by the commission which is expected in the fourth quarter of 1996.
     In an order issued in November 1994, the Virginia State Corporation Commission reduced Cities' authorized rate of return in Virginia from 11.26% to 10.26%, resulting in a reduction in annual revenues of $218,000. This reduction was effective April 1, 1993. Excess revenues of approximately $370,000, plus interest, collected under interim rates through December 31, 1994, were refunded to Cities' Virginia customers in 1995. In addition, the commission determined that Cities had overcollected gross receipts tax from its customers from 1988 through mid-1993 and ordered the refund of $301,000, plus interest. This amount was also refunded to Cities' Virginia customers in 1995.
     As a part of a settlement agreement in the 1992 rate proceeding in Tennessee, Cities agreed to a management audit. The management audit report was issued in 1994. Management agreed with a majority of the recommendations made by the auditors and a number of recommendations have been or are currently in the process of being implemented. As a part of the settlement agreement in the 1995 rate proceeding in Tennessee, Cities resolved all outstanding issues related to the management audit. The implementation of the recommendations and final resolution of these matters did not have a material effect on the results of operations, financial condition or cash flows of the company.
     The Georgia and Tennessee Public Service Commissions have approved Weather Normalization Adjustments (WNAs). The WNAs, effective October through May each year in Georgia and November through April each year in Tennessee, allow Cities to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was an increase in revenues of $1,030,000, $2,050,000 and $324,000 in 1995, 1994 and 1993, respectively.


                    United Cities Gas Company & Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------[LOGO]--------------------------------------

ENVIRONMENTAL MATTERS
     Cities is the owner or previous owner of manufactured gas plant sites which were used to supply gas prior to the availability of natural gas. Manufactured gas was an inexpensive source of fuel for lighting and heating nationwide. As a result of the gas manufacturing process, certain by-products and waste materials, including coal-tar, were produced and may have been accumulated at the plant sites. This was an acceptable and satisfactory process at the time of operations. Under current environmental protection laws and regulations, Cities may be responsible for response action with respect to such materials, if response action is necessary.
     Cities identified a site in Columbus, Georgia, and along with other responsible parties, has performed response action. Cities' share of response action costs at this site totaled approximately $1,324,000. Of this amount, $1,275,000 was requested and approved to be recovered over a three year period in rates which were effective November 1992. Cities recovered all but approximately $23,000 of the approved amount through October 1995. Cities will request and expects approval to recover the remaining costs of $72,000 as an extension of the rider or through the PGA process.
     In June 1995, Cities entered into an agreement to pay $1,787,000 to Union Electric Company (Union Electric) whereby Union Electric agreed to assume responsibility for Cities' continuing investigation and environmental response action obligations as outlined in the feasibility study related to a former manufactured gas plant site in Keokuk, Iowa. At December 31, 1995, Cities had $1,430,000 accrued for its remaining liability related to the agreement. This amount is to be paid in equal annual payments over each of the next four years beginning in 1996. Cities has deferred the accrued amount and expects approval for recovery in its current rate proceeding in Iowa.
     Cities owns former manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri. Cities is unaware of any information which suggests that these sites give rise to a present health or environmental risk as a result of the manufactured gas process or that any response action will be necessary. However, as of December 31, 1995, Cities had incurred and deferred for recovery $16,000 and accrued and deferred for recovery an additional $750,000 associated with the preliminary survey and invasive study of these sites. The Tennessee Public Service Commission granted Cities permission to defer, until its next rate case, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements. In addition, based on a decision by the Missouri Public Service Commission concerning the recovery of environmental response action costs incurred by another company, Cities expects recovery of the costs involved in the investigation and response action, if any, associated with the manufactured gas plant site in Missouri.
     Pursuant to the Tennessee Petroleum Underground Storage Tank Act (the
Act), Cities is required to upgrade or remove certain underground storage tanks
(USTs) situated in Tennessee. As of December 31, 1995, Cities had identified a small number of USTs in this category in Tennessee and had incurred and deferred for recovery $34,000 and, based on available current information, accrued and deferred for recovery an additional $70,000 for the upgrade or removal of these USTs. Cities has estimated that it may incur, if corrective action is necessary, additional costs of up to $160,000 to bring the sites into compliance with the Act. The Tennessee Public Service Commission granted Cities permission to defer, until its next rate case, all costs incurred in connection with state and federally mandated environmental control requirements. In addition, Cities may be able to recover a portion of any corrective action costs from the Tennessee Underground Storage Tank Fund for the UST sites in Tennessee.
     Cities identified three USTs in Virginia and, as of December 31, 1995, incurred approximately $20,000 for the closure of these sites. Under current regulation, these sites are officially closed and Cities does not anticipate incurring any additional amounts related to these sites.
     In October 1995, Cities received two Notices of Violation (NOVs) from the Tennessee Department of Environment and Conservation (DEC) concerning historic releases from USTs in Kingsport, Tennessee. These USTs were formerly owned by Holston Oil Co., Inc. (Holston), which at one time was a wholly-owned subsidiary of Tennessee-Virginia Energy Corporation (TVEC). Prior to TVEC's merger with the company in 1986, TVEC sold the common stock of Holston to an unrelated party. Cities has responded to the NOVs advising the DEC that Cities is not a responsible party


                    United Cities Gas Company & Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------[LOGO]--------------------------------------

for any environmental contamination at the sites. Cities has been advised by the DEC that the DEC will respond in several months. Cities does not anticipate incurring any response action costs at these sites.
     Cities has reviewed and commented on a proposed Consent Order from the Kansas Department of Health and Environment (KDHE) regarding mercury contamination at gas pipeline sites. The KDHE has identified the need to investigate gas industry activities which utilize mercury equipment in Kansas. Cities is cooperating with the KDHE in preparing a Consent Order and a Work Plan for responding to mercury contamination at any site which is identified as exceeding the KDHE's established acceptable concentration levels. As of December 31, 1995, Cities had identified approximately 720 meter sites where mercury may have been used and had incurred and deferred for recovery $28,000 and, based on available current information, accrued and deferred for recovery an additional $280,000 for the investigation of these sites. Cities has estimated that it may incur an additional amount of up to $4,100,000 over the next seven years in responding to a future administrative order for those sites, if any, that exceed the KDHE's established acceptable concentration levels. Cities has received an order from the Kansas Corporation Commission
(KCC) allowing Cities to defer and seek recovery in future rate proceedings the reasonable and prudent costs and expenses associated with the Consent Order and Work Plan. In the order, the commission approved a Stipulation and Agreement which provides a cap of $1,500,000 on amounts deferred with the ability to exceed this cap if reasonable costs of response action are incurred. Based on a decision by the KCC concerning the recovery of environmental response action costs incurred by another company, Cities expects recovery of the costs involved in the investigation and response action associated with the mercury meter sites in Kansas.
     Management expects that future expenditures related to response action at any site will be recovered through rates or insurance, or shared among other potentially responsible parties. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations, financial condition or cash flows of the company.

GAS SUPPLY
     In 1992, the Federal Energy Regulatory Commission (FERC) issued Orders 636, 636-A and 636-B. These orders required interstate pipelines to unbundle or separate gas sales, transportation and storage services by the 1993-1994 winter season. The pipelines' sales services were previously combined and sold as a single service. The unbundling of these services has allowed Cities more flexibility in selecting and managing the type of services required to provide its customers with the lowest possible priced gas while maintaining reliable gas supply.
     The FERC has permitted pipelines to recover from their customers, including Cities, the prudently incurred costs of implementing these orders, referred to as transition costs. Based on current information from the pipelines, as of December 31, 1995 and 1994, Cities had accrued and deferred $2,862,000 and $6,739,000, respectively, as its estimated share of the remaining liability related to these transition costs. The 1995 estimate may differ from the final amount of future transition costs recovered from Cities. Cities has been granted permission through approved PGA filings or specific orders in all the states in which it operates to recover these transition costs from its customers.
     Cities' pipeline suppliers have liabilities to producers for payments under purchase contracts for quantities of gas for which deliveries have not been taken. Pipeline suppliers received permission from the FERC to recover from their customers, including Cities, a portion of their take-or-pay liabilities. Cities has been granted permission in all the states in which it operates to recover from its customers any take-or-pay costs. Based on current information from the pipelines, as of December 31, 1995 and 1994, Cities had accrued and deferred $1,172,000 and $2,086,000, respectively, as its estimated share of the remaining liability related to these take-or-pay costs. The 1995 estimate may differ from the final amount of future take-or-pay costs recovered from Cities.

ACQUISITIONS
     Effective January 1, 1996, UCPT purchased substantially all of the assets of Duncan Gas Service for approximately $4,310,000. In addition, UCPT entered into a ten year non-compete agreement with the prior owners for $250,000,


                    United Cities Gas Company & Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------[LOGO]--------------------------------------

to be paid over a ten year period. This acquisition added approximately
2,000 propane customers in the Johnson City, Tennessee area.
     Effective May 22, 1995, UCPT purchased all of the propane transportation assets of Transpro South, Inc., a common carrier corporation, for approximately $218,000. In addition, UCPT entered into a ten year non-compete agreement with the prior owner for $6,000.
     On April 6, 1995, the company signed a letter of intent to acquire all the outstanding common stock of Monarch Gas Company (Monarch). The acquisition will be accounted for as a pooling of interests whereby the number of shares of the company's common stock issued will be calculated based on the book value of Monarch versus the book value of the company at December 31, 1994. In addition, the company will enter into a $250,000, five year non-compete agreement with the owners of Monarch. Monarch serves approximately 3,000 customers in small communities adjacent to Cities' Vandalia, Illinois operation. Pending regulatory approval, the company expects this acquisition to be final by the second quarter of 1996 and will not restate prior years' consolidated financial statements due to immateriality.
     During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI received $5,000,000 in the company's common stock (320,512 shares) and $832,000 in cash in May 1995, and may, if certain earnings targets are met, receive up to $1,000,000 in cash to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC provides gas marketing services to industrial customers, municipalities and local distribution companies, including Cities. UCG Energy utilized equity accounting, effective January 1, 1995, for the acquisition. The excess of the purchase price over the value of the net tangible assets, amounting to approximately $5,400,000, was allocated to intangible assets consisting of customer contracts and goodwill, which are being amortized over ten and twenty years, respectively.
     Effective January 1, 1995, UCPT purchased substantially all of the assets of Harrell Propane, Inc. for approximately $1,383,000. In addition, UCPT entered into ten year non-compete agreements with the prior owners for $250,000, to be paid over an eight year period. This acquisition added approximately 1,300 propane customers in the Murfreesboro, Tennessee area.
     Effective April 14, 1994, UCPT purchased all of the assets of Hurley's Propane Gas for approximately $938,000. In addition, UCPT entered into ten year non-compete agreements with the prior owners for $100,000, to be paid over a five year period. This acquisition added approximately 700 propane customers in the Morristown, Tennessee area.
  Effective March 1, 1994, the company purchased the natural gas system in Palmyra, Missouri from Western Resources, Inc. for approximately $665,000. The company also obtained a ten year non-compete agreement. Consideration for the agreement is contingent upon volumes sold to a certain industrial customer with payments made over a three year period, not to exceed $720,000. The system serves approximately 1,400 natural gas customers.
     Effective August 1, 1993, UCPT purchased the issued and outstanding shares of common stock of High Country Propane, Inc. for $1,600,000, less liabilities assumed of $820,000. Additionally, UCPT obtained ten year non-compete agreements for $100,000, to be paid over a five year period. This acquisition added approximately 1,400 propane customers in the Boone, North Carolina area.

ACCOUNTING PRONOUNCEMENTS
     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on


                    United Cities Gas Company & Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------[LOGO]--------------------------------------

these fair values. The company anticipates adopting SFAS 123 effective
January 1, 1996, but currently does not plan to change the method of accounting for these plans.
     In March 1995, the FASB issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The company anticipates adopting SFAS 121 effective January 1, 1996, and does not expect that adoption will have a material impact on the results of operations, financial condition or cash flows of the company based on the current regulatory structure in which Cities operates. This conclusion may change in the future as a result of changes in regulation.
     The company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. This statement requires the company to accrue any obligations which may exist to provide benefits to former or inactive employees after employment but before retirement. Due to the limited nature of the postemployment benefits provided by the company, most of which were already being accrued, the implementation of SFAS 112 did not have a material effect on the results of operations, financial condition or cash flows of the company.
     Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," was adopted by the company in 1993 and prior periods were not restated. Implementation of SFAS 109 required conversion to the liability method of accounting for deferred income taxes. Lower income tax rates resulting from the Tax Reform Act of 1986 resulted in excess accumulated deferred income taxes (ADIT) which are being amortized to reduce tax expense for accounting and ratemaking purposes. Tax law requires that excess ADIT related to accelerated depreciation be used to reduce tax expense over the lives of the related assets. There is no such normalization requirement for nonregulated excess ADIT and the related deferred tax liability was reversed in accordance with the new statement. The cumulative increase in net income resulting from the change in the accounting method for income taxes was approximately $443,000, and was included in UCG Energy's net income in 1993.
     Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the company to record the expected costs of postretirement health and life insurance benefits during the years the employees render service. Prior to January 1, 1993, the effective date of the company's adoption of SFAS 106, the company recognized these costs on a cash basis. Costs related to these benefits calculated in accordance with SFAS 106 amounted to $1,691,000, $1,649,000 and $1,331,000 in 1995, 1994 and 1993, respectively. In 1993, the amount of expense recognized on a cash basis would have been $663,000. The accumulated benefit obligation of $8,894,000 existing at January 1, 1993, is being amortized over a twenty year period as allowed by SFAS 106.
     Cities has received approval to recover SFAS 106 costs in South Carolina, Kansas, Iowa, Illinois, Missouri and Tennessee. Effective January 1, 1993, the Tennessee commission allowed Cities to defer the difference between cash payments and SFAS 106 expense. In the 1995 rate proceeding in Tennessee, Cities received permission to recover the deferred amount of $553,000, plus interest, over a five year period. Cities discontinued deferring the difference in November 1995. The Virginia commission has approved the recovery of SFAS 106 costs in rates. However, the accumulated benefit obligation will be recovered over forty years as opposed to the twenty year amortization period allowed by SFAS 106. The difference in the amortization period allowed by the Virginia commission does not have a material effect on the results of operations, financial condition or cash flows of the company. The Georgia commission did not render a decision on SFAS 106 in Cities' most recent rate proceeding in that state. As required by some commissions, Cities has established a trust fund to accumulate the difference between the cash payments for postretirement benefits and SFAS 106 expense.


                    United Cities Gas Company & Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------[LOGO]--------------------------------------

INTERNAL REVENUE SERVICE AUDITS
     The Internal Revenue Service (IRS) has reviewed the consolidated federal income tax returns of the company for the years 1991 through 1993. In September 1995, the revenue agent issued a report proposing certain adjustments to the company's taxable income. In December 1995, the company filed a formal protest and disagreement with the IRS on two proposed adjustments and requested a conference with the IRS appeals office. The adjustments proposed by the agent would increase prior years' taxes by $595,000. Management does not agree with the IRS agent's assertions on these two issues and intends to vigorously protest them. However, the final outcome of this matter cannot presently be determined.
     In 1993, the IRS completed its review of the consolidated federal income tax returns of the company for the years 1986 through 1990. The company was assessed additional taxes of $3,100,000 and interest of $1,400,000 for the periods reviewed. A substantial amount of the tax assessments were related to items which were timing differences which had no effect on the results of operations of the company. In 1993, the company expensed the interest related to the tax assessments.

CONTINGENCIES
   During 1994, Cities discovered defects in the polyethylene piping installed in certain of its service areas. An independent laboratory is conducting a study of the matter at the request of the gas industry and the manufacturers. Cities also continues to closely monitor the laboratory studies. Cities believes this problem to be manageable under normal operating maintenance and anticipates recovering the cost from the manufacturers or through the ratemaking process.
     The company is involved in other legal or administrative proceedings before various courts and agencies with respect to rates and other matters. Although unable to predict the outcome of these matters, it is management's opinion that final disposition of these proceedings will not have a material effect on the company's results of operations, financial condition or cash flows.

IMPACT OF INFLATION
     The company experiences the effect of inflation primarily through the cost of materials, labor and related employee benefits, and services. Since Cities can only adjust its rates to recover these additional costs through the regulatory process, increased costs may have a significant impact on its results of operations. Management continually assesses the need to file for rate increases in each of the states in which Cities operates. Cities has PGA clauses in the states in which it operates which permit any fluctuations in gas costs to be passed through to its customers, subject to prudency and/or administrative reviews by the commissions in the states. Effective April 1, 1995, and for an experimental two year period, the PGA clause in Tennessee was modified by an incentive rate program which compares Cities' purchased gas prices to market prices. The gains or losses to be recognized by Cities as a result of the incentive program are limited to a maximum of $25,000 per month.

RESULTS OF OPERATIONS
CONSOLIDATED COMMON STOCK EARNINGS AND DIVIDENDS
     The company had consolidated common stock earnings of $9,935,000 or $.84 per share in 1995, a decrease of $2,158,000 or $.32 per share from 1994 earnings. The decrease was primarily a result of increased operating expenses, offset slightly by an increase in operating margin. The decrease in earnings per share also reflects a 1,383,000 increase in the average number of shares outstanding which is primarily a result of a public stock offering in June 1995. Earnings of $12,093,000 or $1.16 per share in 1994 represented a decrease of $27,000 or $.03 per share from 1993. The company's annual dividend paid per share was $1.02 in 1995.

UTILITY OPERATING MARGIN
     The operating margin of $112,684,000 in 1995 represents an increase of $4,668,000 over the 1994 margin of $108,016,000. The increase in operating margin was primarily a result of slightly colder weather during 1995 as compared to 1994, volumes sold to new residential and commercial customers, and rate increases granted during 1995 in several states. The operating margin increased $1,517,000 from 1993 to 1994 as a result of volumes sold to new residential and commercial customers; the additional revenues from certain interruptible customers who did not go off Cities' system when curtailed during the first quarter of 1994; the rate increase effective July 1993 in Missouri; and the

                    United Cities Gas Company & Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------[LOGO]--------------------------------------

Palmyra acquisition in March 1994. The effect of these increases was partially offset by warmer weather during 1994.

UTILITY OPERATING EXPENSES
     Operations and maintenance expenses increased $4,522,000 from $57,304,000 in 1994 to $61,826,000 in 1995. In the third quarter of 1995, the company announced a consolidation plan under which five of Cities' local operations in its Virginia/East Tennessee Division were consolidated into two new operating centers. As a result of the plan implementation, costs of approximately $900,000 ($550,000 after income taxes) related to early retirement and severance programs and employee relocation expenses were recorded in September 1995. The company expects a reduction in annual expenses of approximately $1,000,000 before income taxes as a result of this consolidation. The increase in operations and maintenance expenses can also be attributed to increased payroll and related benefits and increased outside services expense. The increase in outside services expense is primarily a result of incremental expenses related to addressing labor and personnel related activities, strategic planning and the IRS audit. Operations and maintenance expenses increased $382,000 from $56,922,000 in 1993 to $57,304,000 in 1994.
     Depreciation and amortization expense increased $1,185,000 in 1995 and $830,000 in 1994 from the prior year periods primarily due to additional plant in service. Federal and state income taxes varied in all periods in relation to changes in income. In addition, federal and state income taxes increased from 1994 to 1995 as a result of additional accruals to true-up current and deferred income taxes and provide for permanent differences. Other taxes increased $1,561,000 in 1995 and $454,000 in 1994 from the prior year periods primarily due to property taxes on additional plant in service.

OTHER UTILITY INCOME (EXPENSE), NET OF TAX
     Other utility income (expense), net of tax increased $917,000 from an expense of $262,000 in 1994 to income of $655,000 in 1995. The increase was a result of revenues from the incentive rate program in Tennessee and, as allowed by certain regulatory commissions in the states in which Cities operates, there was an increased amount of revenues recognized by Cities related to the release of its excess firm capacity on the pipelines which serve Cities. In addition, the increase in other utility income (expense), net of tax was a result of a $171,000 credit for the capitalization of the equity portion of the allowance for funds used during construction (AFUDC) of the twenty-eight mile main in Middle Tennessee and increased interest income on deferred gas costs that are to be billed in the future.
     Other utility income (expense), net of tax decreased $504,000 from income of $242,000 in 1993 to an expense of $262,000 in 1994. This decrease was primarily a result of a 1993 adjustment to record interest income on take-or-pay amounts in Kansas that were paid and deferred but not yet collected from the Kansas customers. Cities received permission in 1993 from the Kansas Corporation Commission to recover these amounts.

UTILITY INTEREST EXPENSE
     Interest expense increased from $14,087,000 in 1994 to $14,299,000 in 1995. Interest on long-term debt decreased $317,000 due to the retirement of long-term debt. Other interest expense increased $529,000 primarily as a result of interest on additional short-term debt and other miscellaneous liabilities outstanding during 1995. This increase was somewhat offset by a $349,000 reduction to interest expense related to the capitalization of the debt portion of the AFUDC of the twenty-eight mile main in Middle Tennessee.
     Interest expense decreased from $15,048,000 in 1993 to $14,087,000 in 1994. Interest on long-term debt decreased $405,000 due to the retirement of long-term debt. Other interest expense decreased $556,000 primarily because of the 1993 assessment of interest related to the settlement of the IRS audit for the years 1986 through 1990, partially offset by increased interest on short-term debt during 1994.

SUBSIDIARY OPERATIONS
     Subsidiary operations contributed 42.2%, 35.4% and 35.0% of the company's common stock earnings in 1995, 1994 and 1993, respectively. The following is a discussion of the results of operations of Cities' subsidiaries, UCG Energy Corporation and United Cities Gas Storage Company.

     UCG ENERGY CORPORATION
     Revenues decreased from $38,383,000 in 1994 to $34,433,000 in 1995 principally because of decreased gas brokerage sales to municipalities, industrial and other customers. This decrease was primarily due to the transfer of certain


                    United Cities Gas Company & Subsidiaries

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------[LOGO]--------------------------------------

gas brokerage contracts in the Utility Services Division to WMLLC. Also contributing to the decrease was the discontinuance of the distribution of energy-related products in the Utility Services Division. This decrease was partially offset by an increase in revenues by the Propane Division generated by additional wholesale and retail volumes sold resulting from the acquisitions of Harrell Propane, Inc. in January 1995, Transpro South, Inc. in May 1995 and Hurley's Propane Gas in April 1994. The Rental Division experienced a decrease in revenues due to lower rental rates on particular rental units in service as well as the elimination of certain revenues due to the transfer of certain rental units to Cities in 1995.
     Revenues decreased from $38,909,000 in 1993 to $38,383,000 in 1994 primarily due to a decrease in gas brokerage sales to municipalities, industrial and other customers, and a decrease in the sale of energy-related products in the Utility Services Division. This decrease was partially offset by an increase in revenues in the Propane Division generated by additional wholesale volumes sold as well as additional volumes sold resulting from the acquisitions of Hurley's Propane Gas in April 1994, and High Country Propane, Inc. in August 1993. The Rental Division had a moderate decrease in revenues due to lower rental rates on certain rental units in service.
     Operating expenses decreased from $28,713,000 in 1994 to $25,625,000 in 1995. The decrease of $3,088,000 is related to the decrease in the cost of sales resulting from reduced sales in the Utility Services Division. This decrease was partially offset by an increase in the cost of sales in the Propane Division on additional volumes sold as well as an increase in general and administrative expenses, all principally due to the propane acquisitions during 1995 and 1994. Operating expenses decreased from $29,387,000 in 1993 to $28,713,000 in 1994. This $674,000 decrease can largely be attributed to the decrease in the cost of sales as a result of reduced sales in the Utility Services Division. This decrease was partially offset by an increase in cost of sales in the Propane Division on additional wholesale volumes sold, as well as additional volumes sold due to the acquisitions of Hurley's Propane Gas and High Country Propane, Inc.
     Interest expense increased from $773,000 in 1994 to $1,192,000 in 1995 primarily due to interest payments on short-term financing resulting from the WMLLC acquisition. Contributing to this increase was interest expense on additional short-term borrowings in the Propane Division. Interest expense decreased from $1,049,000 in 1993 to $773,000 in 1994. This decrease was primarily the result of the 1993 assessment of interest related to the settlement of the IRS audit for the years 1986 through 1990. In addition, long-term interest expense decreased in all divisions due to the retirement of certain long-term debt.
     Depreciation and amortization expense increased from $3,580,000 in 1994 to $4,378,000 in 1995. This increase was due primarily to the amortization of the intangible assets related to the investment in WMLLC of approximately $374,000 in the Utility Services Division. Also contributing to the increase was increased amortization on exploration projects and depreciation on additional plant and equipment. Depreciation and amortization expense decreased to $3,580,000 in 1994 from $3,664,000 in 1993. The decrease was primarily due to a 1993 adjustment which increased the amortization of certain exploration projects, somewhat offset by depreciation expense on additional plant and equipment.
     Other income of UCG Energy increased from $727,000 in 1994 to $2,330,000 in 1995 primarily as a result of investment income from WMLLC in the amount of $1,354,000 in the Utility Services Division. Other income of UCG Energy decreased from $801,000 in 1993 to $727,000 in 1994 due to reduced interest income on notes receivable in the Rental Division.
     Net income for UCG Energy was $3,450,000, $3,750,000 and $3,775,000 in
1995, 1994, and 1993, respectively.

     UNITED CITIES GAS STORAGE COMPANY
     United Cities Gas Storage Company's net income was $740,000, $526,000 and $468,000 in 1995, 1994 and 1993, respectively. The increase in net income from 1994 to 1995 was primarily a result of increased revenues for storage services provided primarily to Cities and a decrease in operating expenses other than gas cost. The increase in net income from 1993 to 1994 was primarily a result of increased revenues for storage services, partially offset by increased operating expenses other than gas cost.

                   United Cities Gas Company & Subsidiaries

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                                         PAGE
                                                                                                                        ------
Financial Statements:
     Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993............................... 30
     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993........................... 31
     Consolidated Balance Sheets as of December 31, 1995 and 1994......................................................... 32
     Consolidated Statements of Capitalization as of December 31, 1995 and 1994........................................... 33
     Consolidated Statements of Retained Earnings, Capital Surplus and Common Stock for the  years ended
          December 31, 1995, 1994 and 1993................................................................................ 34
     Notes to Consolidated Financial Statements........................................................................... 35
     Report of Independent Public Accountants............................................................................. 46
     Consolidated Financial and Operating Data............................................................................ 47
     Quarterly Financial Data............................................................................................. 47
     Market Information................................................................................................... 47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10, 11, 12, AND 13,       constituting Part III of the Form 10-K, have
been omitted from this annual report pursuant to the provisions of Instruction G to Form 10-K, since a definitive proxy statement, which is incorporated herein by reference, except for the report of the compensation committee of the board of directors and the performance graph, will be filed on or about April 1, 1996. Information required for executive officers is included in Part I,
Item 1.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)  Financial Statements:
          See Part II, Item 8

     (2)  Financial Statement Schedules:

                                                                                                     PAGE
                                                                                                     ----
          Report of Independent Public Accountants.................................................. 53


          Schedule
           Number
          --------
             II     Reserves........................................................................ 54
             III    Condensed Financial Information of Registrant................................... 55

                         All other schedules are not submitted because they are
                    not applicable or because the required information is included in the financial statements or notes thereto.

                         Individual financial statements of United Cities Gas
                    Company are omitted as Cities is primarily an operating company and the subsidiaries (UCG Energy Corporation, United Cities Propane Gas of Tennessee, Inc., UCG Leasing, Inc.,and United Cities Gas Storage Company) included in the consolidated financial statements are wholly-owned.

      (3)  Exhibits filed:

          A complete listing of exhibits required is given in the Exhibit Index (page 56) which precedes the exhibits filed with this report. A list of the compensation plans is set forth below.

          10.01 Annual Incentive Compensation Plan effective January 1, 1989, as revised, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

          10.02 Supplemental Executive Retirement Compensation Agreement, as revised. (Page 78)

          10.03 Long-Term Stock Plan of 1989, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

          10.04 Directors' Deferred Compensation Plan effective February 1, 1992, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

          10.05 Non-Employee Director Stock Plan effective February 28, 1995, (filed with the Registrant's Form 10-Q dated June 30, 1995 and incorporated herein by reference).

          10.06 Key Management Deferred Compensation Plan effective January 1, 1995. (Page 96)

(b)  Reports filed on Form 8-K:

          The following Form 8-Ks have been filed subsequent to the filing of the Form 10-Q dated September 30, 1995:

          1.  Form 8-K, Item 5 dated December 8, 1995.
          2.  Form 8-K, Item 5 dated December 20, 1995.
          3.  Form 8-K, Item 5 dated February 16, 1996.

(c)  Exhibits filed:

          A complete listing of exhibits required is given in the Exhibit Index (page 56) which precedes the exhibits filed with this report.

(d)  Financial Statements Omitted from Annual Report to Security Holders:

          None.

                       CONSOLIDATED STATEMENTS OF INCOME

------------------------------------[LOGO]--------------------------------------


For the Years Ended December 31,              1995       1994      1993
-------------------------------------------------------------------------
(In Thousands, except per share data)
Utility Operating Revenues................   $271,860  $280,984  $287,507
   Natural gas cost.......................    159,176   172,968   181,008
-------------------------------------------------------------------------
Utility Operating Margin .................    112,684   108,016   106,499
-------------------------------------------------------------------------
Other Utility Operating Expenses:
   Operations.............................     55,426    51,299    50,852
   Maintenance............................      6,400     6,005     6,070
   Depreciation and amortization..........     15,119    13,934    13,104
   Federal and state income taxes.........      4,050     3,873     3,475
   Other taxes............................     12,300    10,739    10,285
-------------------------------------------------------------------------
     Total other utility operating
        expenses..........................     93,295    85,850    83,786
-------------------------------------------------------------------------
Utility Operating Income..................     19,389    22,166    22,713
Other Utility Income (Expense), net of tax        655      (262)      242
-------------------------------------------------------------------------
                                               20,044    21,904    22,955
-------------------------------------------------------------------------
Utility Interest Expense:
   Interest on long-term debt.............     12,033    12,350    12,755
   Other interest expense.................      2,266     1,737     2,293
-------------------------------------------------------------------------
      Total utility interest expense......     14,299    14,087    15,048
-------------------------------------------------------------------------
Utility Income............................      5,745     7,817     7,907
-------------------------------------------------------------------------
Other Income:
   Operations of UCG Energy Corporation--
      Revenues............................     34,433    38,383    38,909
      Operating expenses..................    (25,625)  (28,713)  (29,387)
      Interest expense....................     (1,192)     (773)   (1,049)
      Depreciation and amortization.......     (4,378)   (3,580)   (3,664)
      Other income........................      2,330       727       801
      Federal and state income taxes......     (2,118)   (2,294)   (1,835)
-------------------------------------------------------------------------
                                                3,450     3,750     3,775
-------------------------------------------------------------------------
  Operations of UCG Storage Company--
      Revenues............................      7,443     7,128     8,837
      Operating expenses..................     (4,905)   (4,952)   (6,649)
      Interest expense....................       (965)     (948)     (987)
      Depreciation and amortization.......       (368)     (366)     (362)
      Federal and state income taxes......       (465)     (336)     (371)
-------------------------------------------------------------------------
                                                  740       526       468
-------------------------------------------------------------------------
Net Income                                      9,935    12,093    12,150
-------------------------------------------------------------------------
Preference Stock Dividends                         --        --        30
-------------------------------------------------------------------------
Common Stock Earnings                        $  9,935  $ 12,093  $ 12,120
=========================================================================
Common Stock Earnings Per Share              $    .84  $   1.16  $   1.19
=========================================================================
Average Number of Common Shares Outstanding    11,792    10,409    10,197
=========================================================================
Common Stock Dividends Per Share             $   1.02  $  1.005  $   .985
=========================================================================

The accompanying notes are an integral part of these consolidated statements.


                    United Cities Gas Company & Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------[LOGO]--------------------------------------

For the Years Ended December 31,                                           1995      1994      1993
-----------------------------------------------------------------------------------------------------
(In Thousands)
Cash Flows from Operating Activities:
 Net income ...........................................................  $  9,935 $  12,093  $ 12,150
-----------------------------------------------------------------------------------------------------
 Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation and amortization ......................................    19,865    17,880    17,130
   Deferred taxes .....................................................     1,780     1,301       611
   Investment tax credits, net ........................................      (364)     (370)     (374)
   Investment income from Woodward Marketing, L.L.C. ..................    (1,354)       --        --
   Changes in current assets and current liabilities:
     Receivables ......................................................   (11,187)    7,032      (448)
     Materials and supplies ...........................................       266       193       757
     Gas in storage ...................................................     9,808      (468)  (18,641)
     Gas costs to be billed in the future .............................       244    (7,911)   (2,171)
     Prepayments and other ............................................        18     1,007      (544)
     Accounts payable .................................................       144    (8,437)    9,906
     Customer deposits and advance payments ...........................    (2,095)    2,190     1,540
     Accrued interest .................................................       267    (1,112)      934
     Supplier refunds due customers ...................................     1,013     1,227    (4,159)
     Accrued taxes ....................................................    (1,955)    2,489    (7,421)
     Other, net .......................................................    (1,095)      409     2,521
-----------------------------------------------------------------------------------------------------
       Total adjustments ..............................................    15,355    15,430      (359)
-----------------------------------------------------------------------------------------------------
          Net cash provided by operating activities ...................    25,290    27,523    11,791
-----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Additions to property--utility ......................................   (35,160)  (30,888)  (27,030)
  Additions to property--non-utility ..................................    (4,926)   (4,228)   (3,937)
  Investment in Woodward Marketing, L.L.C. ............................      (832)       --        --
-----------------------------------------------------------------------------------------------------
          Net cash used in investing activities .......................   (40,918)  (35,116)  (30,967)
-----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Short-term borrowings, net ..........................................   (13,875)   23,325    22,863
  Proceeds from issuance of long-term debt ............................    27,000        --       150
  Proceeds from issuance of common stock ..............................    23,314     3,262     1,949
  Long-term debt retirements ..........................................    (6,347)   (7,833)   (4,578)
  Dividends paid ......................................................   (10,206)   (9,215)   (8,947)
  Redemption of preferred stock .......................................        --        --      (106)
-----------------------------------------------------------------------------------------------------
          Net cash provided by financing activities ...................    19,886     9,539    11,331
-----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Temporary Investments .............     4,258     1,946    (7,845)
Cash and Temporary Investments at Beginning of Year ...................     2,744       798     8,643
-----------------------------------------------------------------------------------------------------
Cash and Temporary Investments at End of Year .........................  $  7,002 $   2,744  $    798
=====================================================================================================
Cash Paid During the Period for:
 Interest, net of amounts capitalized .................................  $ 16,164 $  16,946  $ 16,127
=====================================================================================================
 Income taxes .........................................................  $  8,623 $   3,720  $ 11,958
=====================================================================================================
Non-Cash Investing and Financing Activities:
 Dividends reinvested .................................................  $  1,799 $   1,254  $  1,130
=====================================================================================================
 Debt incurred to acquire assets of Harrell Propane, Inc. .............  $  1,250 $      --  $     --
=====================================================================================================
 Common stock issued for investment in Woodward Marketing, L.L.C.......  $  5,000 $      --  $     --
=====================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                   United Cities Gas Company & Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

------------------------------------[LOGO]--------------------------------------

As of December 31,                                                           1995      1994
----------------------------------------------------------------------------------------------
(In Thousands)
ASSETS
Utility Plant:
 Plant in service, at cost ...............................................  $445,058  $403,121
   Less--accumulated depreciation ........................................   157,968   139,715
----------------------------------------------------------------------------------------------

                                                                             287,090   263,406
----------------------------------------------------------------------------------------------

Non-Utility Property:
 Property, plant and equipment ...........................................    67,423    71,222
   Less--accumulated depreciation ........................................    19,501    22,272
----------------------------------------------------------------------------------------------
                                                                              47,922    48,950
----------------------------------------------------------------------------------------------
Current Assets:
 Cash and temporary investments ..........................................     7,002     2,744
 Receivables, less allowances for uncollectible accounts of $1,352 in 1995
    and $1,017 in 1994 ...................................................    54,517    43,330
 Materials and supplies ..................................................     4,914     5,180
 Gas in storage ..........................................................    16,643    26,451
 Gas costs to be billed in the future ....................................    15,713    15,957
 Prepayments and other ...................................................     2,028     2,046
----------------------------------------------------------------------------------------------
                                                                             100,817    95,708
----------------------------------------------------------------------------------------------
Deferred Charges:
 Unamortized debt discount and expense, net ..............................     2,896     2,694
 Non-compete agreements, net .............................................     3,259     3,697
 Deferred system improvement costs, net ..................................       814     1,425
 Investment in Woodward Marketing, L.L.C., net ...........................     7,012        --
 Other deferred charges ..................................................    10,567     5,320
----------------------------------------------------------------------------------------------
                                                                              24,548    13,136
----------------------------------------------------------------------------------------------
                                                                            $460,377  $421,200
==============================================================================================
CAPITALIZATION AND LIABILITIES
Capitalization:
 Common stock equity .....................................................  $146,071  $118,028
 Long-term debt ..........................................................   163,160   144,344
----------------------------------------------------------------------------------------------
                                                                             309,231   262,372
----------------------------------------------------------------------------------------------
Current Liabilities:
 Current portion of long-term obligations ................................     9,155     6,068
 Notes payable ...........................................................    32,313    46,188
 Accounts payable for gas costs ..........................................    24,433    26,185
 Other accounts payable ..................................................     4,884     2,988
 Accrued taxes ...........................................................     4,420     6,375
 Customer deposits and advance payments ..................................    12,078    14,173
 Accrued interest ........................................................     3,612     3,345
 Supplier refunds due customers ..........................................     6,454     5,441
 Other ...................................................................     8,580     8,993
----------------------------------------------------------------------------------------------
                                                                             105,929   119,756
----------------------------------------------------------------------------------------------
Deferred Credits:
 Accumulated deferred income tax .........................................    31,599    24,572
 Deferred investment tax credits .........................................     4,281     4,645
 Income taxes due customers ..............................................     5,190     6,329
 Other ...................................................................     4,147     3,526
----------------------------------------------------------------------------------------------
                                                                              45,217    39,072
----------------------------------------------------------------------------------------------
                                                                            $460,377  $421,200
==============================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                    United Cities Gas Company & Subsidiaries

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION


------------------------------------[LOGO]--------------------------------------


As of December 31,                                        1995                   1994
---------------------------------------------------------------------------------------
(In Thousands, except share amounts)
Common Stock Equity:
 Common Stock without par value, authorized
    40,000,000 shares, outstanding 12,727,280 in
    1995 and 10,613,441 in 1994..................   $101,735          $ 71,622
 Capital surplus.................................     22,462            22,462
 Retained earnings...............................     21,874            23,944
---------------------------------------------------------------------------------------
        Total common stock equity................    146,071   47.2%   118,028  45.0%
---------------------------------------------------------------------------------------
Long-Term Debt:
 First mortgage bonds--
    Series N, 8.69%, due 2000....................     10,000            14,000
    Series P, 10.43%, due 2017...................     25,000            25,000
    Series Q, 9.75%, due 2020....................     20,000            20,000
    Series R, 11.32%, due 2004...................     15,000            15,000
    Series S, 8.71%, due 1997....................      7,000             7,000
    Series T, 9.32%, due 2021....................     18,000            18,000
    Series U, 8.77%, due 2022....................     20,000            20,000
    Series V, 7.50%, due 2007....................     10,000            10,000
---------------------------------------------------------------------------------------
        Total first mortgage bonds...............    125,000           129,000
 Medium term notes, 6.20% through 6.67%,
    due 2000 through 2025........................     22,000                --
 Senior secured storage term notes, 7.45%,
    due in installments through 2007.............      9,926            10,436
 Rental property adjustable rate term notes
    due in installments through 1999.............      5,691             6,839
 Rental property fixed rate term note,
    7.9%, due in installments through 2013.......      2,292             2,423
 Propane term note, 6.99%, due in installments
    through 2002.................................      5,000                --
 Other long-term obligations due in installments
    through 2004.................................      2,406             1,714
---------------------------------------------------------------------------------------
                                                     172,315           150,412
    Less--current requirements...................      9,155             6,068
---------------------------------------------------------------------------------------

       Total long-term debt, excluding amounts
          due within one year....................    163,160   52.8%   144,344  55.0%
---------------------------------------------------------------------------------------
Total Capitalization.............................   $309,231  100.0%  $262,372 100.0%
=======================================================================================

The accompanying notes are an integral part of these consolidated statements.

                    United Cities Gas Company & Subsidiaries

 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, CAPITAL SURPLUS AND COMMON STOCK


------------------------------------[LOGO]--------------------------------------


                                                                             Retained      Capital         Common
(In Thousands, except share amounts)                                         Earnings      Surplus         Stock
-------------------------------------------------------------------------------------------------------------------
Balance December 31, 1992 ...............................................    $20,247       $22,462         $ 63,497
  Add--common stock earnings ............................................     12,120            --               --
  Common stock activity:
    Sold under employee stock purchase, dividend reinvestment and
       long-term stock plans (186,293 shares) ...........................         --            --            3,079
    Conversion of preference stock (75,777 shares) ......................         --            --              530
-------------------------------------------------------------------------------------------------------------------
                                                                              32,367        22,462           67,106
 Deduct--common stock dividends .........................................     10,047            --               --
-------------------------------------------------------------------------------------------------------------------
Balance December 31, 1993 ...............................................     22,320        22,462           67,106
  Add--common stock earnings ............................................     12,093            --               --
  Common stock activity:
    Sold under employee stock purchase, dividend reinvestment and
       long-term stock plans (299,415 shares) ...........................         --            --            4,516
-------------------------------------------------------------------------------------------------------------------
                                                                              34,413        22,462           71,622
 Deduct--common stock dividends .........................................     10,469            --               --
-------------------------------------------------------------------------------------------------------------------
Balance December 31, 1994 ...............................................     23,944        22,462           71,622
  Add--common stock earnings ............................................      9,935            --               --
  Common stock activity:
     Sold under employee stock purchase, dividend reinvestment, long-term stock, 401(k) and customer stock purchase plans
        (413,327 shares) ................................................         --            --            6,213
     Issued in acquisition of Woodward Marketing, L.L.C. (320,512 shares)         --            --            5,000
     Issuance of 1,380,000 shares of common stock .......................         --            --           18,900
-------------------------------------------------------------------------------------------------------------------
                                                                              33,879        22,462          101,735
  Deduct--common stock dividends ........................................     12,005            --               --
-------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995 ...............................................    $21,874       $22,462         $101,735
===================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                    United Cities Gas Company & Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------[LOGO]--------------------------------------


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION-
     The consolidated financial statements include the accounts of United Cities Gas Company (Cities) and its subsidiaries (collectively, the company). The operations of UCG Energy Corporation (UCG Energy) and United Cities Gas Storage Company (UCG Storage), wholly-owned subsidiaries of Cities, shown in the accompanying Consolidated Statements of Income, include affiliated revenues of $12,760,000, $13,565,000 and $15,930,000 for the years 1995, 1994 and 1993, respectively.
     The affiliated revenues of UCG Energy represent rental charges to Cities for transportation equipment and office facilities and the sale of gas-related equipment to Cities. The affiliated revenues of UCG Storage consist of charges for natural gas storage services and natural gas sales to Cities. In management's opinion, such intercompany charges compare favorably with terms which Cities could obtain from other sources under comparable conditions.

SYSTEM OF ACCOUNTS-
     Cities is a public utility which distributes natural gas in Tennessee, Kansas, Georgia, Virginia, Illinois, Missouri, Iowa and South Carolina. Cities is subject to regulation with respect to rates, service, maintenance of accounting records and various other matters by the respective regulatory authorities in the states in which it operates. The consolidated financial statements are based on generally accepted accounting principles (GAAP) which for Cities give appropriate recognition to the ratemaking and accounting practices and policies of the various regulatory commissions.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


BASIS OF ACCOUNTING-
     The consolidated financial statements reflect actions by the regulatory authorities in the states in which Cities operates that result in the recognition of revenues and expenses in different time periods than those of companies that are not regulated. As a result of the ratemaking process, regulatory assets and liabilities are deferred in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

UTILITY PLANT-
     Utility plant is stated at the historical cost of construction. Such costs include direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs, and the estimated cost of allowance for funds used during construction. The estimated cost of allowance for funds is as follows:


                                                   1995   1994  1993
--------------------------------------------------------------------
           Debt portion of the cost of funds ....   6.5%  5.7%  5.9%
           Equity portion of the cost of funds ..   4.3%  3.5%  2.0%
--------------------------------------------------------------------
           Total ................................  10.8%  9.2%  7.9%
====================================================================


     The debt portion of the cost of funds is reflected as a credit to "Other interest expense" in the amounts of $489,000, $183,000 and $246,000 in 1995, 1994 and 1993, respectively. The equity portion of the cost of funds is reflected in "Other income (expense), net of tax" in the amounts of $256,000, $111,000 and $81,000 in 1995, 1994 and 1993, respectively.

DEPRECIATION AND MAINTENANCE-
     Depreciation is provided in the accounts based on straight-line composite rates of 3.6%, 3.4% and 3.6% of the cost of depreciable utility plant in service in 1995, 1994 and 1993, respectively.
     Cities follows the practice of charging to maintenance the cost of normal repairs of property and the replacements and renewals of items considered to be less than units of property. Replacements and renewals of items considered to be units of property are charged to utility plant accounts. Units of property replaced or retired are credited to the utility plant accounts and charged to accumulated depreciation.


                    United Cities Gas Company & Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


------------------------------------[LOGO]--------------------------------------


CUSTOMER RECEIVABLES AND OPERATING REVENUES-
     The company is primarily engaged in the distribution and sales of natural and propane gas to a diverse base of residential, commercial and industrial customers in 45 operating areas in the states of Tennessee, Kansas, Georgia, Virginia, Illinois, Missouri, Iowa, South Carolina and North Carolina.
     Cities' operating revenues are based on rates approved by the regulatory commissions in the states in which it operates. Cities follows the practice of accruing for services rendered but unbilled at the end of the accounting period.
     The Georgia and Tennessee Public Service Commissions have approved the implementation of Weather Normalization Adjustments (WNAs). The WNAs, effective October through May each year in Georgia and November through April each year in Tennessee, allow Cities to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was an increase in revenues of $1,030,000, $2,050,000 and $324,000 in 1995, 1994 and 1993,
respectively.

REFUNDABLE OR RECOVERABLE GAS COSTS-
     Cities' refunds from pipeline suppliers and changes in cost of gas delivered to customers, which are different from the amounts recovered through rates, are deferred and are being refunded or recovered in accordance with procedures approved by the state commissions. Effective April 1, 1995, and for an experimental two year period, the Purchased Gas Adjustment (PGA) clause in Tennessee was modified by an incentive rate program which compares Cities' purchased gas prices to market prices. The gains or losses to be recognized by Cities as a result of the incentive program are limited to a maximum of $25,000 per month.

INVENTORIES-
     Inventories consist primarily of materials and supplies and gas in storage. Materials and supplies include merchandise and appliances and are valued at average cost.
     Cities' liquefied natural gas and propane inventories and gas stored underground are valued on a first-in, first-out basis. Propane owned by UCG Energy is priced at average cost. Gas stored underground and owned by UCG Storage is valued on a last-in, first-out (LIFO) basis. At December 31, 1995 and 1994, $3,799,000 and $4,941,000, respectively, of the total gas in storage was valued on the LIFO basis. In accordance with Cities' PGA clauses, the liquidation of a LIFO layer would be reflected in subsequent gas adjustments in customer rates and does not affect the results of operations.

     The categories of current gas in storage are as follows:


(In Thousands)                                1995     1994
-------------------------------------------------------------
Natural gas stored underground ............  $ 4,784  $ 7,293
Liquefied natural gas .....................      835    1,369
Propane ...................................      830    1,130
Natural gas stored by pipeline suppliers ..   10,194   16,659
-------------------------------------------------------------
Total gas in storage ......................  $16,643  $26,451
=============================================================

EARNINGS PER SHARE-
     Primary earnings per share have been computed on the basis of the weighted average number of shares of common stock outstanding during the year. Fully diluted earnings per share for 1993 give effect to conversion of the 11 1/2% Cumulative Redeemable Convertible Preference Stock. Fully diluted earnings per share are not materially different from primary earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS-
     The carrying amounts of cash and temporary investments, short-term debt and accrued interest approximate fair value because of the short-term nature of these items. Based on the current market rates offered for similar debt of the same maturities, the fair value of the company's long-term debt, including the current portion, exceeded the carrying amount by approximately $29,100,000 and $5,300,000 at December 31, 1995 and 1994, respectively. Management believes that the prepayment provisions of the company's first mortgage bonds do not make it economically feasible to refinance the long-term debt at this time.


                    United Cities Gas Company & Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------[LOGO]--------------------------------------



STATEMENTS OF CASH FLOWS-
     For the purpose of the statements of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

ACCOUNTING PRONOUNCEMENTS-
     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The company anticipates adopting SFAS 121 effective January 1, 1996, and does not expect that adoption will have a material impact on the results of operations, financial condition or cash flows of the company based on the current regulatory structure in which Cities operates. This conclusion may change in the future as a result of changes in regulation.

RECLASSIFICATIONS-
     Certain reclassifications were made conforming prior years' financial statements with 1995 financial statement presentation.

REGULATORY MATTERS
        In April 1995, Cities filed to increase rates on an annual basis by $810,000 in the state of Virginia. Cities was granted permission by the Virginia State Corporation Commission to implement the proposed rate increase effective September 29, 1995. The increase is subject to refund pending the final order by the commission which is expected in the fourth quarter of 1996.
     In an order issued in November 1994, the Virginia State Corporation Commission reduced Cities' authorized rate of return in Virginia from 11.26% to 10.26%, resulting in a reduction in annual revenues of $218,000. This reduction was effective April 1, 1993. Excess revenues of approximately $370,000, plus interest, collected under interim rates through December 31, 1994, were refunded to Cities' Virginia customers in 1995. In addition, the commission determined that Cities had overcollected gross receipts tax from its customers from 1988 through mid-1993 and ordered the refund of $301,000, plus interest. This amount was also refunded to Cities' Virginia customers in 1995.
     As a part of a settlement agreement in the 1992 rate proceeding in Tennessee, Cities agreed to a management audit. The management audit report was issued in 1994. Management agreed with a majority of the recommendations made by the auditors and a number of recommendations have been or are currently in the process of being implemented. As a part of the settlement agreement in the 1995 rate proceeding in Tennessee, Cities resolved all outstanding issues related to the management audit. The implementation of the recommendations and final resolution of these matters did not have a material effect on the results of operations, financial condition or cash flows of the company.
     In 1992, the Federal Energy Regulatory Commission (FERC) issued Orders 636, 636-A and 636-B. These orders required interstate pipelines to unbundle or separate gas sales, transportation and storage services by the 1993-1994 winter season. The pipelines' sales services were previously combined and sold as a single service. The FERC has permitted pipelines to recover from their customers, including Cities, the prudently incurred costs of implementing these orders, referred to as transition costs. Based on current information from the pipelines, as of December 31, 1995 and 1994, Cities had accrued and deferred $2,862,000 and $6,739,000, respectively, as its estimated share of the remaining liability related to these transition costs. The 1995 estimate may differ from the final amount of future transition costs recovered from Cities. These estimated amounts are included as a liability in "Accounts payable for gas costs" and as a regulatory asset in "Gas costs to be billed in the future." Cities has been granted permission through approved PGA filings or specific orders in all the states in which it operates to recover these transition costs from its customers.
     Cities' pipeline suppliers have liabilities to producers for payments under purchase contracts for quantities of gas for which deliveries have not been taken. Pipeline suppliers received permission from the FERC to recover from their customers, including Cities, a portion of their take-or-pay liabilities. Cities has been granted permission in all the states in which it operates to recover from its customers any take-or-pay costs. Based on current information from the pipelines, as of December 31, 1995 and 1994, Cities had accrued and deferred $1,172,000 and $2,086,000, respectively, as its estimated share of the remaining liability related to these take-or-pay costs. The



                    United Cities Gas Company & Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------[LOGO]--------------------------------------


1995 estimate may differ from the final amount of future take-or-pay costs recovered from Cities. These estimated amounts are included as a liability in "Accounts payable for gas costs" and as a regulatory asset in "Gas costs to be billed in the future."

EMPLOYEE BENEFIT PLANS
PENSION-
     The company has a trusteed noncontributory defined benefit pension plan which covers substantially all full-time employees. The plan provides benefits based on years of credited service and final average salary. The plan assets consist principally of marketable equity securities, corporate and government debt securities, and deposits with insurance companies. The company's policy is to fund the plan in accordance with the requirements of the Employee Retirement Income Security Act.
    The company also has an excess benefit pension plan that is unfunded and may provide supplemental benefits to officers of the company after retirement.
     Actuarial assumptions used for the plans are as follows:



                                                      1995                          1994                          1993
-----------------------------------------------------------------------------------------------------------------------
Weighted average discount rate ..................     7.50%                         8.00%                         7.00%
Rate of increase in future compensation levels ..     5.50%                         5.50%                         5.50%
Expected long-term rate of return ...............     9.00%                         9.00%                         9.50%
-----------------------------------------------------------------------------------------------------------------------

Net periodic pension expense for the plans in fiscal 1995, 1994 and 1993 consists of the following components:

(In Thousands)                                       1995                           1994                          1993
-----------------------------------------------------------------------------------------------------------------------
Service cost ....................................  $  3,451                       $ 3,129                       $ 2,879
Interest cost ...................................     4,296                         3,857                         3,697
Actual return on plan assets ....................   (10,365)                       (1,067)                       (4,969)
Net amortization and other ......................     5,772                        (3,591)                          801
-----------------------------------------------------------------------------------------------------------------------
Net periodic pension expense ....................  $  3,154                       $ 2,328                       $ 2,408
=======================================================================================================================


     A reconciliation of the funded status of the plans to the amounts recognized in the company's consolidated financial statements at December 31, 1995 and 1994, is presented below:


(In Thousands)                                                                     1995                          1994
------------------------------------------------------------------------------------------------------------------------
Vested benefit obligation .....................................                   $49,048                       $39,190
Nonvested benefit obligation ..................................                     5,857                         5,812
------------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation ................................                    54,905                        45,002
Projected salary increases. ...................................                    11,596                         9,661
------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation ..................................                    66,501                        54,663
Plan assets at fair value .....................................                    63,732                        52,966
------------------------------------------------------------------------------------------------------------------------
Projected obligation in excess of plan assets .................                     2,769                         1,697
Unrecognized net obligation being recognized over participants'
average remaining service period ..............................                    (1,800)                         (576)
Unrecognized net transition liability .........................                      (250)                         (309)
Unrecognized net loss .........................................                      (231)                         (540)
Adjustment to recognize minimum liability .....................                       461                            34
------------------------------------------------------------------------------------------------------------------------
Accrued pension expense .......................................                   $   949                       $   306
========================================================================================================================


     Included in the 1995 accumulated benefit obligation and net periodic pension expense is $576,000 of costs related to the company's consolidation activities in its Virginia/East Tennessee Division.



                    United Cities Gas Company & Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------[LOGO]--------------------------------------

POSTRETIREMENT BENEFITS-
     The company provides postretirement health care benefits and life insurance benefits for retired employees. Substantially all of the company's employees will become eligible for those benefits if they reach the normal retirement age while working for the company. Effective January 1, 1993, the company made certain revisions to its postretirement benefits plan which limit the company's contributions to the plan for employees retiring after December 31, 1997.
     Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the company to record the expected costs of postretirement health and life insurance benefits during the years the employees render service. Prior to January 1, 1993, the effective date of the company's adoption of SFAS 106, the company recognized these costs on a cash basis. In 1993, the amount of expense recognized on a cash basis would have been $663,000. Net periodic postretirement benefit expense for the company's plan in 1995, 1994 and 1993 consists of the following components:


(In Thousands)                                   1995    1994    1993
----------------------------------------------------------------------
Service cost .................................  $  120  $  196  $  137
Interest cost ................................   1,051     894     749
Actual return on plan assets .................    (107)     13      (9)
Amortization of transition costs .............     445     445     445
Other ........................................     182     101       9
----------------------------------------------------------------------
Net periodic postretirement benefit expense ..  $1,691  $1,649  $1,331
======================================================================


     A reconciliation of the funded status of the plan to the amounts recognized in the company's consolidated financial statements at December 31, 1995 and 1994 is presented below:


(In Thousands)                                                            1995     1994
-----------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees .....................................................         $10,903    $7,995
  Fully eligible active plan participants ......................           2,302       549
  Other active plan participants ...............................             988     3,523
------------------------------------------------------------------------------------------
                                                                          14,193    12,067
Plan assets at fair value, primarily listed stocks and bonds....           2,703       697
------------------------------------------------------------------------------------------
Accumulated obligation in excess of plan assets.................          11,490    11,370
Unrecognized net transition obligation..........................          (7,559)   (8,004)
Unrecognized net loss...........................................          (4,019)   (2,446)
------------------------------------------------------------------------------------------
Accrued (prepaid) postretirement benefit expense................         $   (88)  $   920
==========================================================================================

    Actuarila assumptions used for the plan are as follows:

                                                                 1995    1994     1993
---------------------------------------------------------------------------------------
Weighted-average discount rate ...............................  7.50%    8.50%    7.50%
Rate of increase in future compensation levels. ..............  5.50%    5.50%    5.50%
Expected long-term rate of return after estimated taxes ......  4.25%    4.25%    4.25%
---------------------------------------------------------------------------------------


     For measurement purposes, a 10%, 12% and 15% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1995, 1994 and 1993, respectively. In 1995, the rate was assumed to decrease gradually to 5.5% over nine years and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $1,121,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $82,000.

                    United Cities Gas Company & Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------[LOGO]--------------------------------------

     Cities has received approval to recover SFAS 106 costs in South
Carolina, Kansas, Iowa, Illinois, Missouri and Tennessee. Effective January 1, 1993, the Tennessee commission allowed Cities to defer the difference between cash payments and SFAS 106 expense. In the 1995 rate proceeding in Tennessee, Cities received permission to recover the deferred amount of $553,000, plus interest, over a five year period. Cities discontinued deferring the difference in November 1995. The Virginia commission has approved the recovery of SFAS 106 costs in rates. However, the accumulated benefit obligation will be recovered over forty years as opposed to the twenty year amortization period allowed by SFAS 106. The difference in the amortization period allowed by the Virginia commission does not have a material effect on the results of operations, financial condition or cash flows of the company. The Georgia commission did not render a decision on SFAS 106 in Cities' most recent rate proceeding in that state. As required by some commissions, Cities has established a trust fund to accumulate the difference between the cash payments for postretirement benefits and SFAS 106 expense.

POSTEMPLOYMENT BENEFITS AND OTHER-
     The company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. This statement requires the company to accrue any obligations which may exist to provide benefits to former or inactive employees after employment but before retirement. Due to the limited nature of the postemployment benefits provided by the company, most of which were already being accrued, the implementation of SFAS 112 did not have a material effect on the results of operations, financial condition or cash flows of the company.
     The company's 401(k) savings plan allows participants to make contributions toward retirement savings. Each participant may contribute up to 15% of qualified compensation. For employee contributions up to 6% of the participant's qualified compensation, the company will contribute 30% of the employee's contribution. The company may also contribute up to an additional 20% of the employee's contribution based on certain criteria specified in the plan. Effective January 1, 1995, any additional contribution made by the company will be through the issuance of the company's common stock. For 1995, 1994 and 1993, the company contributed $478,000, $750,000 and $495,000, respectively, to the 401(k) plan.

INCOME TAXES
A detail of the federal and state income tax provision is set forth below:


(In Thousands)                                     1995    1994    1993
------------------------------------------------------------------------
 Charged to operating expenses--
 Federal income taxes--
  Current ......................................  $2,244  $2,481  $1,978
  Deferred, net ................................   1,542   1,052     754
 Investment tax credits, net ...................    (364)   (370)   (374)
 State income taxes--
  Current ......................................     450     496   1,250
  Deferred, net ................................     178     214    (133)
------------------------------------------------------------------------
                                                   4,050   3,873   3,475
------------------------------------------------------------------------
 Charged to other income, net--
 Federal income taxes--
  Current ......................................   2,450   2,039   1,892
  Deferred, net ................................      52      30      (8)
 State income taxes--
  Current ......................................     410     421     449
  Deferred, net ................................       8       5      (2)
------------------------------------------------------------------------
                                                   2,920   2,495   2,331
------------------------------------------------------------------------
 Total federal and state income tax provision ..  $6,970  $6,368  $5,806
========================================================================


                    United Cities Gas Company & Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------[LOGO]--------------------------------------

     Income taxes differ from amounts computed by applying the statutory rates to pre-tax income as follows:


(In Thousands)                                           1995     1994     1993
----------------------------------------------------------------------------------
Net income ...........................................  $ 9,935  $12,093  $12,150
Income tax provision .................................    6,970    6,368    5,806
----------------------------------------------------------------------------------
Pre-tax income .......................................  $16,905  $18,461  $17,956
----------------------------------------------------------------------------------
Federal income tax at statutory rate of 34% ..........  $ 5,748  $ 6,277  $ 6,105
State income tax, net ................................      690      750      725
Additional federal income tax provision ..............      875       --       --
Additional state income tax provision ................       --       --      465
Amortization of investment tax credits ...............     (364)    (370)    (374)
Amortization of excess deferred income tax ...........       26     (288)    (311)
Utilization of previously unrecognized tax benefits ..       --       --     (287)
Cumulative effect of accounting change ...............       --       --     (443)
Other, net ...........................................       (5)      (1)     (74)
----------------------------------------------------------------------------------
Total federal and state income tax provision .........  $ 6,970  $ 6,368  $ 5,806
==================================================================================


The temporary differences which gave rise to the net deferred tax liability at December 31, 1995 and 1994, were as follows:


(In Thousands)                                                     1995     1994
----------------------------------------------------------------------------------
Deferred tax assets--
 Unamortized investment tax credit .............................  $ 1,410  $2,406
 Other .........................................................    3,771   3,506
----------------------------------------------------------------------------------
                                                                    5,181   5,912
----------------------------------------------------------------------------------
Deferred tax liabilities--
 Accelerated depreciation and other plant-related differences ..   34,785  28,893
 AFUDC-equity ..................................................      721     747
 Regulatory tax assets .........................................      354     514
 Additional deferred federal income tax liability accrued.......      425      --
 Other .........................................................      495     330
----------------------------------------------------------------------------------
                                                                   36,780  30,484
----------------------------------------------------------------------------------
Net accumulated deferred income tax liability ..................  $31,599 $24,572
==================================================================================

     The Internal Revenue Service (IRS) has reviewed the consolidated federal income tax returns of the company for the years 1991 through 1993. In September 1995, the revenue agent issued a report proposing certain adjustments to the company's taxable income. In December 1995, the company filed a formal protest and disagreement with the IRS on two proposed adjustments and requested a conference with the IRS appeals office. The adjustments proposed by the agent would increase prior years' taxes by $595,000. Management does not agree with the IRS agent's assertions on these two issues and intends to vigorously protest them. However, the final outcome of this matter cannot presently be determined.
     In 1993, the IRS completed its review of the consolidated federal income tax returns of the company for the years 1986 through 1990. The company was assessed additional taxes of $3,100,000 and interest of $1,400,000 for the periods reviewed. A substantial amount of the tax assessments were related to items which were timing differences which had no effect on the results of operations of the company. In 1993, the company expensed the interest related to the tax assessments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------[LOGO]--------------------------------------

     Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," was adopted by the company in 1993 and prior periods were not restated. Implementation of SFAS 109 required conversion to the liability method of accounting for deferred income taxes. Lower income tax rates resulting from the Tax Reform Act of 1986 resulted in excess accumulated deferred income taxes (ADIT) which are being amortized to reduce tax expense for accounting and ratemaking purposes. Tax law requires that excess ADIT related to accelerated depreciation be used to reduce tax expense over the lives of the related assets. There is no such normalization requirement for nonregulated excess ADIT and the related deferred tax liability was reversed in accordance with the new statement. The cumulative increase in net income resulting from the change in the accounting method for income taxes was approximately $443,000, and was included in UCG Energy's net income in 1993.

ENVIRONMENTAL ISSUES
     Cities is the owner or previous owner of manufactured gas plant sites which were used to supply gas prior to the availability of natural gas. Manufactured gas was an inexpensive source of fuel for lighting and heating nationwide. As a result of the gas manufacturing process, certain by-products and waste materials, including coal-tar, were produced and may have been accumulated at the plant sites. This was an acceptable and satisfactory process at the time of operations. Under current environmental protection laws and regulations, Cities may be responsible for response action with respect to such materials, if response action is necessary.
     Cities identified a site in Columbus, Georgia, and along with other responsible parties, has performed response action. Cities' share of response action costs at this site totaled approximately $1,324,000. Of this amount, $1,275,000 was requested and approved to be recovered over a three year period in rates which were effective November 1992. Cities recovered all but approximately $23,000 of the approved amount through October 1995. Cities will request and expects approval to recover the remaining costs of $72,000 as an extension of the rider or through the PGA process.
     In June 1995, Cities entered into an agreement to pay $1,787,000 to Union Electric Company (Union Electric) whereby Union Electric agreed to assume responsibility for Cities' continuing investigation and environmental response action obligations as outlined in the feasibility study related to a former manufactured gas plant site in Keokuk, Iowa. At December 31, 1995, Cities had $1,430,000 accrued for its remaining liability related to the agreement. This amount is to be paid in equal annual payments over each of the next four years beginning in 1996. Cities has deferred the accrued amount and expects approval for recovery in its current rate proceeding in Iowa.
     Cities owns former manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri. Cities is unaware of any information which suggests that these sites give rise to a present health or environmental risk as a result of the manufactured gas process or that any response action will be necessary. However, as of December 31, 1995, Cities had incurred and deferred for recovery $16,000 and accrued and deferred for recovery an additional $750,000 associated with the preliminary survey and invasive study of these sites. The Tennessee Public Service Commission granted Cities permission to defer, until its next rate case, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements. In addition, based on a decision by the Missouri Public Service Commission concerning the recovery of environmental response action costs incurred by another company, Cities expects recovery of the costs involved in the investigation and response action, if any, associated with the manufactured gas plant site in Missouri.
     Pursuant to the Tennessee Petroleum Underground Storage Tank Act (the
Act), Cities is required to upgrade or remove certain underground storage tanks
(USTs) situated in Tennessee. As of December 31, 1995, Cities had identified a small number of USTs in this category in Tennessee and had incurred and deferred for recovery $34,000 and, based on available current information, accrued and deferred for recovery an additional $70,000 for the upgrade or removal of these USTs. Cities has estimated that it may incur, if corrective action is necessary, additional costs of up to $160,000 to bring the sites into compliance with the Act. The Tennessee Public Service Commission granted Cities permission to defer, until its next rate case, all costs incurred in connection with state and federally mandated environmental control requirements. In addition, Cities may be able to recover a portion of any corrective action costs from the Tennessee Underground Storage Tank Fund for the UST sites in Tennessee.
     Cities identified three USTs in Virginia and, as of December 31, 1995, incurred approximately $20,000 for the closure of these sites. Under current regulation, these sites are officially closed and Cities does not anticipate incurring any additional amounts related to these sites.


                    United Cities Gas Company & Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------[LOGO]--------------------------------------

     In October 1995, Cities received two Notices of Violation (NOVs) from the Tennessee Department of Environment and Conservation (DEC) concerning historic releases from USTs in Kingsport, Tennessee. These USTs were formerly owned by Holston Oil Co., Inc. (Holston), which at one time was a wholly-owned subsidiary of Tennessee-Virginia Energy Corporation (TVEC). Prior to TVEC's merger with the company in 1986, TVEC sold the common stock of Holston to an unrelated party. Cities has responded to the NOVs advising the DEC that the company is not a responsible party for any environmental contamination at the sites. Cities has been advised by the DEC that the DEC will respond in several months. Cities does not anticipate incurring any response action costs at these sites.
     Cities has reviewed and commented on a proposed Consent Order from the Kansas Department of Health and Environment (KDHE) regarding mercury contamination at gas pipeline sites. The KDHE has identified the need to investigate gas industry activities which utilize mercury equipment in Kansas. Cities is cooperating with the KDHE in preparing a Consent Order and a Work Plan for responding to mercury contamination at any site which is identified as exceeding the KDHE's established acceptable concentration levels. As of December 31, 1995, Cities had identified approximately 720 meter sites where mercury may have been used and had incurred and deferred for recovery $28,000 and, based on available current information, accrued and deferred for recovery an additional $280,000 for the investigation of these sites. Cities has estimated that it may incur an additional amount of up to $4,100,000 over the next seven years in responding to a future administrative order for those sites, if any, that exceed the KDHE's established acceptable concentration levels. Cities has received an order from the Kansas Corporation Commission
(KCC) allowing Cities to defer and seek recovery in future rate proceedings the reasonable and prudent costs and expenses associated with the Consent Order and Work Plan. In the order, the commission approved a Stipulation and Agreement which provides a cap of $1,500,000 on amounts deferred with the ability to exceed this cap if reasonable costs of response action are incurred. Based on a decision by the KCC concerning the recovery of environmental response action costs incurred by another company, Cities expects recovery of the costs involved in the investigation and response action associated with the mercury meter sites in Kansas.
     Management expects that future expenditures related to response action at any site will be recovered through rates or insurance, or shared among other potentially responsible parties. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations, financial condition or cash flows of the company.

CAPITAL STOCK
11 1/2% CUMULATIVE REDEEMABLE CONVERTIBLE PREFERENCE STOCK-
     The Preference Stock was convertible to common stock at the option of the holder at $7.00 per common share and contained a redemption feature. During 1993, 5,307 shares of the Preference Stock were converted into 75,777 shares of common stock. Of the 6,364 shares of Preference Stock outstanding at December 31, 1992, the remaining 1,057 shares that were not converted into common stock were redeemed at $100 per share in mid-1993.

COMMON STOCK-
     As of December 31, 1995, the company had 1,386,770 shares of common stock reserved for issuance under the company's employee and customer stock purchase plans, the company's dividend reinvestment and stock purchase plan, the company's 401(k) savings plan, and the company's long-term stock plan of 1989.
     Under the company's long-term stock plan implemented in 1989, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or any combination thereof may be granted to officers and key employees of the company. The option price per share must be at least equal to the fair market value of one share of common stock on the date of the grant. The options granted become exercisable at a rate of 20% per year and expire ten years after the date of grant. The long-term stock plan has a Stock Appreciation Right (SAR) feature which provides optionees the right to receive appreciation in the shares of common stock subject to such option in common stock or cash, or a combination thereof, equal in value to the difference between the fair market value of such shares on the date of exercise and the option exercise price. Option and SAR transactions during the three years ended December 31, 1995, are as follows:


                    United Cities Gas Company & Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------[LOGO]--------------------------------------

                                  Options    Exercise Price    SARs     Exercise Price
--------------------------------------------------------------------------------------
Outstanding December 31, 1992 ..   102,000   $12.50-15.125     35,700    $12.50-15.125
 Granted .......................        --              --         --               --
 Exercised .....................   (51,000)   12.50-15.125    (17,850)    12.50-15.125
 Forfeited .....................    (4,800)   12.50-15.125     (1,680)    12.50-15.125
--------------------------------------------------------------------------------------
Outstanding December 31, 1993 ..    46,200   $12.50-15.125     16,170    $12.50-15.125
 Granted .......................    46,000           16.00         --               --
 Exercised .....................    (3,000)   12.50-15.125     (1,050)    12.50-15.125
 Forfeited .....................        --              --         --               --
--------------------------------------------------------------------------------------
Outstanding December 31, 1994 ..    89,200   $ 12.50-16.00     15,120    $12.50-15.125
 Granted .......................    39,000           15.75         --               --
 Exercised .....................    (6,000)    12.50-16.00     (1,960)    12.50-15.125
 Forfeited .....................    (3,700)   12.50-15.125       (210)    12.50-15.125
--------------------------------------------------------------------------------------
Outstanding December 31, 1995 ..   118,500   $ 12.50-16.00     12,950    $12.50-15.125
======================================================================================

     As of December 31, 1995 and 1994, there were 39,400 and 22,200 options, respectively, and 10,710 and 7,770 SARs, respectively, which were exercisable. As of December 31, 1995, 187,000 shares of common stock were reserved under the company's long-term stock plan.
     In October 1995, the FASB issued Statement No. 123 (SFAS 123),
"Accounting for Stock-Based Compensation." This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The company anticipates adopting SFAS 123 effective January 1, 1996, but currently does not plan to change the method of accounting for these plans.

ACQUISITIONS
     Effective May 22, 1995, United Cities Propane Gas of Tennessee, Inc.
(UCPT), a wholly-owned subsidiary of UCG Energy, purchased all of the propane transportation assets of Transpro South, Inc., a common carrier corporation, for approximately $218,000. In addition, UCPT entered into a ten year non-compete agreement with the prior owner for $6,000.
     During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI received $5,000,000 in the company's common stock (320,512 shares) and $832,000 in cash in May 1995, and may, if certain earnings targets are met, receive up to $1,000,000 in cash to be paid over a five year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC provides gas marketing services to industrial customers, municipalities and local distribution companies, including Cities. UCG Energy utilized equity accounting, effective January 1, 1995, for the acquisition. The excess of the purchase price over the value of the net tangible assets, amounting to approximately $5,400,000, was allocated to intangible assets consisting of customer contracts and goodwill, which are being amortized over ten and twenty years, respectively.
     Effective January 1, 1995, UCPT purchased substantially all of the assets of Harrell Propane, Inc. for approximately $1,383,000. In addition, UCPT entered into ten year non-compete agreements with the prior owners for $250,000, to be paid over an eight year period. This acquisition added approximately 1,300 propane customers in the Murfreesboro, Tennessee area.
     Effective April 14, 1994, UCPT purchased all of the assets of Hurley's Propane Gas for approximately $938,000. In addition, UCPT entered into ten year non-compete agreements with the prior owners for $100,000, to be paid over a five year period. This acquisition added approximately 700 propane customers in the Morristown, Tennessee area.
     Effective March 1, 1994, the company purchased the natural gas system in Palmyra, Missouri from Western Resources, Inc. for approximately $665,000. The company also obtained a ten year non-compete agreement. Consideration for the agreement is contingent upon volumes sold to a certain industrial customer with payments made over a three year period, not to exceed $720,000. The system serves approximately 1,400 natural gas customers.


                    United Cities Gas Company & Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------[LOGO]--------------------------------------

     Effective August 1, 1993, UCPT purchased the issued and outstanding shares of common stock of High Country Propane, Inc. for $1,600,000, less liabilities assumed of $820,000. Additionally, UCPT obtained ten year non-compete agreements for $100,000, to be paid over a five year period. This acquisition added approximately 1,400 propane customers in the Boone, North Carolina area.

LONG-TERM DEBT
     The company's mortgage dated as of July 15, 1959, as amended and supplemented, securing the first mortgage bonds issued by the company constitutes a direct first lien on substantially all of Cities' fixed property and franchises. The company was in compliance with the requirements of its indentures during 1995. The company's medium-term notes, issued in 1995, are unsecured and at December 31, 1995, bore a weighted-average interest rate of 6.45%. The company's senior secured storage term notes bear interest at a rate of 7.45% and are secured by storage plant assets. The weighted-average interest rate of the company's other long-term debt was approximately 6.75% at December 31, 1995. Annual maturities and sinking fund requirements of the company's first mortgage bonds and other long-term debt for the years 1996 through 2000 are $9,155,000, $10,661,000, $7,656,000, $7,776,000 and $8,156,000, respectively.

INTERIM FINANCING
     The company has arrangements with several banks which provide, through mid-1996, a total line of credit of $84,000,000 in the form of master and banker's acceptance notes bearing interest primarily at the lesser of the prime rate or a negotiated rate during the term of each borrowing. Under these arrangements, at December 31, 1995 and 1994, the company had short-term debt outstanding of $32,313,000 and $46,188,000, respectively, with a weighted-average interest rate of 6.41% and 6.60%, respectively.

OTHER
     In the third quarter of 1995, the company announced a consolidation plan under which five of Cities' local operations in its Virginia/East Tennessee Division were consolidated into two new operating centers. As a result of the plan implementation, costs of approximately $900,000 ($550,000 after income taxes) related to early retirement and severance programs and employee relocation expenses were recorded in September 1995.

COMMITMENTS AND CONTINGENCIES
     During 1994, Cities discovered defects in the polyethylene piping installed in certain of its service areas. An independent laboratory is conducting a study of the matter at the request of the gas industry and the manufacturers. Cities also continues to closely monitor the laboratory studies. Cities believes this problem to be manageable under normal operating maintenance and anticipates recovering the cost from the manufacturers or through the ratemaking process.
     The company is involved in other legal or administrative proceedings before various courts and agencies with respect to rates and other matters. Although unable to predict the outcome of these matters, it is management's opinion that final disposition of these proceedings will not have a material effect on the company's results of operations, financial condition or cash flows.

SUBSEQUENT EVENTS AND OTHER (UNAUDITED)
     On April 6, 1995, the company signed a letter of intent to acquire all the outstanding common stock of Monarch Gas Company (Monarch). The acquisition will be accounted for as a pooling of interests whereby the number of shares of the company's common stock issued will be calculated based on the book value of Monarch versus the book value of the company at December 31, 1994. In addition, the company will enter into a $250,000, five year non-compete agreement with the owners of Monarch. Monarch serves approximately 3,000 customers in small communities adjacent to Cities' Vandalia, Illinois operation. Pending regulatory approval, the company expects this acquisition to be final by the second quarter of 1996 and will not restate prior years' consolidated financial statements due to immateriality.
     Effective January 1, 1996, UCPT purchased substantially all of the assets of Duncan Gas Service for approximately $4,310,000. In addition, UCPT entered into a ten year non-compete agreement with the prior owners for $250,000, to be paid over a ten year period. This acquisition added approximately 2,000 propane customers in the Johnson City, Tennessee area.


                    United Cities Gas Company & Subsidiaries

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

------------------------------------[LOGO]--------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  To the Shareholders and the Board of Directors of United Cities Gas Company:

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of United Cities Gas Company (an Illinois corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, capital surplus and common stock and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Cities Gas Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.
     As discussed in the notes to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes.


     Nashville, Tennessee                 Arthur Andersen LLP
     February 16, 1996





                    United Cities Gas Company & Subsidiaries

                   CONSOLIDATED FINANCIAL AND OPERATING DATA

----------------------------------[LOGO]---------------------------------------

QUARTERLY FINANCIAL DATA


(In Thousands, except per share data)
1995                                     March 31     June 30     September 30     December 31
----------------------------------------------------------------------------------------------
Utility Operating Revenues ............. $106,006     $42,246        $32,248         $91,360
Utility Operating Income (Loss)......... $ 14,883     $  (557)       $(4,084)        $ 9,147
Common Stock Earnings (Loss)(a)......... $ 13,327     $(3,962)       $(6,916)        $ 7,486
Primary Earnings (Loss) Per Share(b).... $   1.25     $  (.35)       $  (.55)        $   .59

1994                                     March 31     June 30     September 30     December 31
----------------------------------------------------------------------------------------------
Utility Operating Revenues.............. $124,191     $48,352        $34,143         $74,298
Utility Operating Income (Loss)......... $ 15,572     $  (106)       $(2,141)        $ 8,841
Common Stock Earnings (Loss)(a)......... $ 14,236     $(3,320)       $(5,210)        $ 6,387
Primary Earnings (Loss) Per Share(b).... $   1.38     $  (.32)       $  (.50)        $   .61


(a) The pattern of quarterly earnings (loss)is the result of the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.
(b) May not add to year-end results due to changes in average number of outstanding common shares between periods.

MARKET INFORMATION
        The common stock of the company is traded over-the-counter on the NASDAQ National Market System under the symbol UCIT. The following table reflects the quarterly high and low closing sales prices of the common stock, as compiled from quotations supplied by the NASDAQ Monthly Statistical Report, and the quarterly dividends paid per share, for the years 1995 and 1994.


1995                   March 31  June 30  September 30   December 31
--------------------------------------------------------------------
High .................   $16.25   $16.25      $16.50       $18.75
Low ..................   $15.25   $14.50      $14.75       $15.75
Dividends per share ..   $ .255   $ .255      $ .255       $ .255

1994                   March 31  June 30  September 30   December 31
--------------------------------------------------------------------
High .................   $18.75   $17.25      $17.75       $17.25
Low ..................   $16.00   $15.50      $15.50       $15.44
Dividends per share ..   $ .250   $ .250      $ .250       $ .255


                   United Cities Gas Company & Subsidiaries

                   CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                                           1995                    1994              1993
-----------------------------------------------------------------------------------------------------------------------------
UTILITY OPERATING REVENUES:*
  Residential . . . . . . . . . . . . . . . . . . . . . . . . . .           $127,603              $129,519           $134,856
  Commercial  . . . . . . . . . . . . . . . . . . . . . . . . . .             70,967                73,376             74,361
  Industrial--
    Firm  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             27,438                33,772             31,252
    Interruptible . . . . . . . . . . . . . . . . . . . . . . . .             33,338                35,297             36,703
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,412                 1,813              3,411
-----------------------------------------------------------------------------------------------------------------------------
                                                                             263,758               273,777            280,583
  Transportation  . . . . . . . . . . . . . . . . . . . . . . . .              8,102                 7,207              6,924
-----------------------------------------------------------------------------------------------------------------------------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . .           $271,860              $280,984           $287,507
=============================================================================================================================
OPERATING MARGIN* . . . . . . . . . . . . . . . . . . . . . . . .           $112,684              $108,016           $106,499
=============================================================================================================================
NATURAL GAS THROUGH-PUT (MCF):*
  Residential . . . . . . . . . . . . . . . . . . . . . . . . . .             22,901                21,352             23,055
  Commercial  . . . . . . . . . . . . . . . . . . . . . . . . . .             15,165                14,116             14,435
  Industrial--
    Firm  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,324                 8,134              7,509
    Interruptible . . . . . . . . . . . . . . . . . . . . . . . .             11,920                11,002             11,661
-----------------------------------------------------------------------------------------------------------------------------
                                                                              57,310                54,604             56,660
  Transportation  . . . . . . . . . . . . . . . . . . . . . . . .             17,184                12,574             11,883
-----------------------------------------------------------------------------------------------------------------------------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . .             74,494                67,178             68,543
=============================================================================================================================
Customers (average for year):
  Residential . . . . . . . . . . . . . . . . . . . . . . . . . .            266,532               259,895            250,051
  Commercial  . . . . . . . . . . . . . . . . . . . . . . . . . .             34,435                33,861             31,849
  Industrial
    Firm  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                395                   395                395
    Interruptible . . . . . . . . . . . . . . . . . . . . . . . .                251                   258                245
-----------------------------------------------------------------------------------------------------------------------------
  Natural gas . . . . . . . . . . . . . . . . . . . . . . . . . .            301,613               294,409            282,540
  Propane . . . . . . . . . . . . . . . . . . . . . . . . . . . .             23,359                21,693             20,498
-----------------------------------------------------------------------------------------------------------------------------
         Total customers  . . . . . . . . . . . . . . . . . . . .            324,972               316,102            303,038
=============================================================================================================================
Actual Customers at December 31,  . . . . . . . . . . . . . . . .            331,958               322,851            313,788
=============================================================================================================================
Propane:*
  Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 22,124              $ 18,510           $ 16,506
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . .             13,038                10,126              8,920
-----------------------------------------------------------------------------------------------------------------------------
  Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . .           $  9,086              $  8,384           $  7,586
=============================================================================================================================
  Gross margin % of sales . . . . . . . . . . . . . . . . . . . .              41.1%                 45.3%              46.0%
=============================================================================================================================
  Gallons . . . . . . . . . . . . . . . . . . . . . . . . . . . .             28,854                23,175             20,180
=============================================================================================================================

*In thousands

                    United Cities Gas Company & Subsidiaries

                   CONSOLIDATED FINANCIAL AND OPERATING DATA


          1992              1991            1990            1989             1988               1987                1986
---------------------------------------------------------------------------------------------------------------------------
         $119,245          $109,081        $ 95,916        $ 79,245         $ 75,659           $ 68,668            $ 70,285
           69,447            62,052          55,576          50,502           46,341             41,327              40,975

           32,805            33,392          33,924          33,430           33,865             35,195              40,088
           29,607            25,182          26,028          26,406           25,077             26,250              30,119
            6,530             2,692           6,797           3,957            1,777              2,812               1,618
---------------------------------------------------------------------------------------------------------------------------
          257,634           232,399         218,241         193,540          182,719            174,252             183,085
            7,826             6,756           6,352           4,385            4,690              3,897               2,171
---------------------------------------------------------------------------------------------------------------------------
         $265,460          $239,155        $224,593        $197,925         $187,409           $178,149            $185,256
===========================================================================================================================
         $ 99,300          $ 87,779        $ 80,231        $ 71,536         $ 63,748           $ 57,480            $ 50,181
===========================================================================================================================

           20,481            19,679          17,765          14,135           13,675             12,162              11,669
           13,324            12,573          11,697          10,577            9,671              8,542               7,913

            7,690             8,323           8,407           8,059            7,930              8,011               8,343
           10,101             9,050           8,432           8,088            7,701              8,092               7,881
---------------------------------------------------------------------------------------------------------------------------
           51,596            49,625          46,301          40,859           38,977             36,807              35,806
           11,117             9,484           8,977           4,462            4,614              3,363               2,293
---------------------------------------------------------------------------------------------------------------------------
           62,713            59,109          55,278          45,321           43,591             40,170              38,099
===========================================================================================================================

          242,990           236,215         228,678         166,859          157,022            151,304             141,956
           31,124            30,493          29,592          24,680           21,614             19,212              18,943

              397               376             466             443              413                362                 404
              231               223             208             171              159                168                 167
---------------------------------------------------------------------------------------------------------------------------
          274,742           267,307         258,944         192,153          179,208            171,046             161,470
           21,120            24,480          31,300          28,184           24,996             19,522              11,820
---------------------------------------------------------------------------------------------------------------------------
          295,862           291,787         290,244         220,337          204,204            190,568             173,290
===========================================================================================================================
          302,781           295,729         297,855         289,639          211,716            200,786             183,354
===========================================================================================================================

         $ 15,194          $ 14,727        $ 16,781        $ 13,334         $ 12,394           $  9,882            $  6,713
            8,053             7,539           9,773           5,538            5,239              4,429               3,381
---------------------------------------------------------------------------------------------------------------------------
         $  7,141          $  7,188        $  7,008        $  7,796         $  7,155           $  5,453            $  3,332
===========================================================================================================================
            47.0%             48.8%           41.8%           58.5%            57.7%              55.2%               49.6%
===========================================================================================================================
           19,063            16,066          17,931          17,499           16,535             13,363               8,161
===========================================================================================================================

                    United Cities Gas Company & Subsidiaries

                   CONSOLIDATED FINANCIAL AND OPERATING DATA


                                                      1995             1994                 1993
---------------------------------------------------------------------------------------------------
Common stock information:
    Common stock earnings:*
        Utility . . . . . . . . . . . . . . . . . .  $  5,745         $   7,817           $  7,877
        UCG Energy  . . . . . . . . . . . . . . . .     3,450             3,750              3,775
        UCG Storage . . . . . . . . . . . . . . . .       740               526                468
--------------------------------------------------------------------------------------------------
            Total . . . . . . . . . . . . . . . . .  $  9,935         $  12,093           $ 12,120
==================================================================================================
    Earnings per share  . . . . . . . . . . . . . .  $    .84         $    1.16           $   1.19
==================================================================================================
    Average number of shares* . . . . . . . . . . .    11,792            10,409             10,197
==================================================================================================
    Shares outstanding* . . . . . . . . . . . . . .    12,727            10,613             10,314
==================================================================================================
    Dividends per share . . . . . . . . . . . . . .  $   1.02         $   1.005           $   .985
==================================================================================================
    Dividend pay-out  . . . . . . . . . . . . . . .    121.4%             86.6%              82.8%
==================================================================================================
    Dividend yield  . . . . . . . . . . . . . . . .      5.4%              6.4%               5.3%
==================================================================================================
    Market value per share:
        High  . . . . . . . . . . . . . . . . . . .  $  18.75         $   18.75           $  20.50
        Low . . . . . . . . . . . . . . . . . . . .  $  14.50         $   15.44           $  16.00
        Close . . . . . . . . . . . . . . . . . . .  $  18.75         $   15.75           $  18.50
==================================================================================================

    Price/Earnings ratio  . . . . . . . . . . . . .     22.3x             13.6x              15.5x
==================================================================================================
Return on average equity  . . . . . . . . . . . . .      7.5%             10.5%              11.1%
==================================================================================================
Weather data-colder (warmer) than normal. . . . . .    (2.4%)           (10.2%)               2.8%
==================================================================================================
Capitalization:
    Capitalization:*
        Long-term debt  . . . . . . . . . . . . . .  $163,160         $ 144,344           $151,843
        Preferred and preference stock  . . . . . .
        Common stock equity . . . . . . . . . . . .   146,071           118,028            111,888
--------------------------------------------------------------------------------------------------
            Total . . . . . . . . . . . . . . . . .  $309,231         $ 262,372           $263,731
==================================================================================================
    Capitalization (percent):
        Long-term debt  . . . . . . . . . . . . . .     52.8%             55.0%              57.6%
        Preferred and preference stock  . . . . . .
        Common stock equity . . . . . . . . . . . .     47.2%             45.0%              42.4%
--------------------------------------------------------------------------------------------------
            Total . . . . . . . . . . . . . . . . .    100.0%            100.0%             100.0%
==================================================================================================
Total assets* . . . . . . . . . . . . . . . . . . .  $460,377         $ 421,200           $401,520
==================================================================================================

*In thousands
                    United Cities Gas Company & Subsidiaries

                   CONSOLIDATED FINANCIAL AND OPERATING DATA



          1992              1991            1990            1989             1988               1987                1986
---------------------------------------------------------------------------------------------------------------------------


         $  5,865          $  4,777        $  1,490        $  7,140         $  4,684           $  3,731            $  3,498
            3,681             2,570           1,375           2,790            2,262              1,504               1,113
              558               394             346              78               --                 --                  --
---------------------------------------------------------------------------------------------------------------------------
         $ 10,104          $  7,741        $  3,211        $ 10,008         $  6,946           $  5,235            $  4,611
===========================================================================================================================
         $   1.07          $   $.97        $    .44        $   1.52         $   1.24           $   1.00            $    .97
===========================================================================================================================
            9,459             8,000           7,238           6,572            5,621              5,251               4,768
===========================================================================================================================
           10,052             8,517           7,292           7,197            5,677              5,300               5,225
===========================================================================================================================
         $   .965          $    .93        $    .92        $    .88         $    .84           $    .80            $    .79
===========================================================================================================================
            90.2%             95.9%          209.1%           57.9%            67.7%              80.0%               81.4%
===========================================================================================================================
             5.8%              5.7%            6.8%            5.9%             6.8%               6.7%                6.6%
===========================================================================================================================

         $  16.50          $  16.25        $  15.63        $  15.50         $  13.13           $  15.13            $  16.50
         $  12.75          $  12.00        $  13.00        $  12.25         $  11.75           $  11.75            $  12.00
         $  16.50          $  16.25        $  13.50        $  14.88         $  12.38           $  12.00            $  12.00
===========================================================================================================================

            15.4x             16.8x           30.7x            9.8x            10.0x              12.0x               12.4x
===========================================================================================================================
            10.5%              9.9%            4.4%           15.9%            14.0%              11.4%               12.4%
===========================================================================================================================
           (7.8%)           (12.8%)         (20.4%)             .9%             3.5%             (4.0%)              (8.0%)
===========================================================================================================================


         $157,734          $127,430        $ 96,521        $ 78,230         $ 69,138           $ 73,325            $ 32,274
                              1,352           1,483           2,203            4,871              5,156               5,483
          106,206            85,953          71,118          73,204           52,279             46,964              44,790
---------------------------------------------------------------------------------------------------------------------------
         $263,940          $214,735        $169,122        $153,637         $126,288           $125,445            $ 82,547
===========================================================================================================================

            59.8%             59.4%           57.1%           50.9%            54.7%              58.5%               39.1%
               --              0.6%            0.9%            1.4%             3.9%               4.1%                6.6%
            40.2%             40.0%           42.0%           47.7%            41.4%              37.4%               54.3%
---------------------------------------------------------------------------------------------------------------------------
           100.0%            100.0%          100.0%          100.0%           100.0%             100.0%              100.0%
===========================================================================================================================
         $370,150          $368,283        $338,167        $307,160         $212,629           $197,946            $166,186
===========================================================================================================================




                    United Cities Gas Company & Subsidiaries

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                            UNITED CITIES GAS COMPANY
                                                   (Registrant)

                                            By:     /s/  GENE C. KOONCE
                                               --------------------------
                                                      Gene C. Koonce
                                                        President
Dated:  March 20, 1996


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

SIGNATURE                                              TITLE                                     DATE
---------                                              -----                                     ----
  /s/  DWIGHT C. BAUM                             Chairman of the Board
--------------------------------------
       Dwight C. Baum

  /s/  GENE C. KOONCE                             President, Principal Executive
--------------------------------------            Officer and Director
       Gene C. Koonce

  /s/  JAMES B. FORD                              Senior Vice President and
--------------------------------------            Treasurer and Principal
       James B. Ford                              Financial Officer


  /s/  ADRIENNE H. BRANDON                        Vice President and Controller
--------------------------------------
       Adrienne H. Brandon

  /s/  THOMAS J. GARLAND                          Director                                       March 20, 1996
--------------------------------------
       Thomas J. Garland

  /s/  DALE A. KEASLING                           Director
--------------------------------------
       Dale A. Keasling

  /s/  VINCENT J. LEWIS                           Director
--------------------------------------
       Vincent J. Lewis

  /s/  DENNIS L. NEWBERRY, II                     Director
--------------------------------------
       Dennis L. Newberry, II

  /s/  STIRTON OMAN, JR.                          Director
--------------------------------------
       Stirton Oman, Jr.

  /s/  TIMOTHY W. TRIPLETT                        Director
--------------------------------------
       Timothy W. Triplett

  /s/  GEORGE C. WOODRUFF, JR.                    Director
--------------------------------------
       George C. Woodruff, Jr.

  /s/  JERRY H. BALLENGEE                         Director
--------------------------------------
       Jerry H. Ballengee

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

 To United Cities Gas Company:


 We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of United Cities Gas Company and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 16, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                           ARTHUR ANDERSEN LLP


 Nashville, Tennessee,
   February 16, 1996

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                              SCHEDULE II-RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                           OTHER
                                                                BALANCE AT   ADDITIONS                    CHANGES    BALANCE AT
                                                                 BEGINNING   CHARGED TO                   INCREASE     END OF
                               DESCRIPTION                       OF PERIOD     INCOME      DEDUCTIONS    (DECREASE)    PERIOD
                               -----------                     ------------ ------------  ------------ ------------- -----------
                                                                                            (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1995 -
  Deducted in the balance sheet from the
  asset to which it applies:
      Allowance for uncollectible accounts..................        $1,017        1,331          996 (a)        -         $1,352
                                                                 ============   ==========    ===========   =========  ===========
  Included in the deferred credits section of
    the balance sheet:
      Injuries and damages reserve..........................          $774          360            -            -         $1,134
                                                                 ============   ==========    ===========   =========  ===========
  Included in the current liabilities section
    of the balance sheet:
      Injuries and damages reserve..........................          $313           96          304            -           $105
                                                                 ============   ==========    ===========   =========  ===========
YEAR ENDED DECEMBER 31, 1994 -
  Deducted in the balance sheet from the
  asset to which it applies:
      Allowance for uncollectible accounts..................        $1,150        1,021        1,154 (a)        -         $1,017
                                                                 ============   ==========    ===========   =========  ===========
  Included in the deferred credits section of
    the balance sheet:
      Injuries and damages reserve..........................        $1,064           60          350            -           $774
                                                                 ============   ==========    ===========   =========  ===========
  Included in the current liabilities section
    of the balance sheet:
      Injuries and damages reserve..........................          $277           36            -            -           $313
                                                                 ============   ==========    ===========   =========  ===========
YEAR ENDED DECEMBER 31, 1993 -
  Deducted in the balance sheet from the
    asset to which it applies:
      Allowance for uncollectible accounts..................          $705        1,345          900 (a)        -         $1,150
                                                                 ============   ==========    ===========   =========  ===========
  Included in the deferred credits section of
    the balance sheet:
      Injuries and damages reserve..........................          $959          107            2            -         $1,064
                                                                 ============   ==========    ===========   =========  ===========
  Included in the current liabilities section
    of the balance sheet:
      Injuries and damages reserve..........................          $174          156           53            -           $277
                                                                 ============   ==========    ===========   =========  ===========

----------
(a) Represents write-off of accounts considered to be uncollectible, less collection of accounts previously written off.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



DIVIDENDS FROM SUBSIDIARIES.


     Cash dividends declared to Cities from the registrant's wholly-owned subsidiaries were $6,100,000 in 1995, $1,350,000 in 1994 and $1,100,000 in
1993.

                                LIST OF EXHIBITS

 3.01 Amended Articles of Incorporation of Company, as amended April 28, 1995, (filed with the Registrant's Form 10-Q dated June 30, 1995 and incorporated herein by reference).

 3.02          Amended By-Laws of Company, as amended February 3, 1996.

 4.01 Indenture of Mortgage, dated as of July 15, 1959, from the Company to First Trust of Illinois, National Association, and M.
               J. Kruger, as Trustees, as amended and supplemented through December 1, 1992, (the Indenture of Mortgage through the 20th Supplemental Indenture, filed with the Registrant's Registration Statement on Form S-3 (File No. 33-56983) and incorporated herein by reference).


 4.02 Form of Indenture between the Company and First Trust of Illinois, National Association, as trustee (filed with the Registrant's Registration Statement on Form S-3 (File No. 33-56983) and incorporated herein by reference).


10.01 Annual Incentive Compensation Plan effective January 1, 1989, as revised, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).


10.02 Supplemental Executive Retirement Compensation Agreement, as revised.

10.03 Long-Term Stock Plan of 1989, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).


10.04 Directors' Deferred Compensation Plan effective February 1, 1992, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).


10.05 Non-Employee Director Stock Plan effective February 28, 1995 (filed with the Registrant's Form 10-Q dated June 30, 1995 and incorporated herein by reference).

10.06          Key Management Deferred Compensation Plan effective January 1,
               1995.


11.01          Computation of Common Stock Earnings Per Share.

12.01          Computation of Ratio of Consolidated Earnings to Fixed Charges.

21.            Subsidiaries of United Cities Gas Company.


23.            Consent of Independent Public Accountants.


27.            Financial Data Schedule (SEC use only).