Form 10-Q
period 1996-03-31
UNITED CITIES GAS CO
filed 1996-05-14
CIK 101105

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

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

[X] Yes

[ ] No

  At April 30, 1996, 12,831,577 shares of the common stock of the Registrant were outstanding.

================================================================================

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1996


                               Table of Contents

 Item                                                                              Page
Number                       PART I -- FINANCIAL INFORMATION                      Number
- ------                                                                            ------
  1       Financial Statements:
            Consolidated Statements of Income (Unaudited) for the Three and          3
              Twelve Months Ended March 31, 1996 and March 31, 1995.

            Consolidated Statements of Cash Flows (Unaudited) for the Three and      4
              Twelve Months Ended March 31, 1996 and March 31, 1995.

            Consolidated Balance Sheets at March 31, 1996 (Unaudited) and            5
              December 31, 1995.

            Consolidated Statements of Capitalization at March 31, 1996              6
              (Unaudited) and December 31, 1995.

            Notes to Consolidated Financial Statements.                              7

  2       Management's Discussion and Analysis of Financial Condition                8
            and Results of Operations.

                             PART II -- OTHER INFORMATION

  1       Legal Proceedings.                                                        12

  6       Exhibits and Reports on Form 8-K.                                         12

          List of Exhibits.                                                         13

          Signature                                                                 14

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                           THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                                                MARCH 31,                 MARCH 31,
                                                           ------------------        -------------------
(Unaudited, in thousands, except per share amounts)          1996       1995           1996       1995
                                                             ----       ----           ----       ----
UTILITY OPERATING REVENUES.............................    $143,847   $106,006       $309,701   $262,798
   Natural gas cost....................................      93,267     61,922        190,521    154,888
                                                           --------   --------       --------   --------
UTILITY OPERATING MARGIN...............................      50,580     44,084        119,180    107,910
                                                           --------   --------       --------   --------
OTHER UTILITY OPERATING EXPENSES:
   Operations and maintenance..........................      16,125     15,240         62,713     57,653
   Depreciation and amortization.......................       4,220      3,664         15,675     14,170
   Federal and state income taxes......................       8,676      6,878          5,848      3,511
   Other taxes.........................................       3,459      3,419         12,339     11,099
                                                           --------   --------       --------   --------
     Total other utility operating expenses............      32,480     29,201         96,575     86,433
                                                           --------   --------       --------   --------
UTILITY OPERATING INCOME...............................      18,100     14,883         22,605     21,477
OTHER UTILITY INCOME (EXPENSE), NET OF TAX.............         159        (42)           856       (228)
                                                           --------   --------       --------   --------
                                                             18,259     14,841         23,461     21,249
                                                           --------   --------       --------   --------
UTILITY INTEREST EXPENSE:
   Interest on long-term debt..........................       3,313      3,037         12,308     12,242
   Other interest expense..............................         422        701          1,988      2,164
                                                           --------   --------       --------   --------
     Total utility interest expense....................       3,735      3,738         14,296     14,406
                                                           --------   --------       --------   --------
UTILITY INCOME.........................................      14,524     11,103          9,165      6,843
                                                           --------   --------       --------   --------
OTHER INCOME:
   Operations of UCG Energy Corporation-
      Revenues.........................................      18,672     12,383         40,722     37,024
      Operating expenses...............................     (14,604)    (8,762)       (31,467)   (27,962)
      Interest expense.................................        (363)      (238)        (1,317)      (826)
      Depreciation and amortization....................        (914)      (984)        (4,308)    (3,675)
      Other income, net................................       1,531        941          2,920      1,506
      Federal and state income taxes...................      (1,641)    (1,267)        (2,492)    (2,302)
                                                           --------   --------       --------   --------
                                                              2,681      2,073          4,058      3,765
                                                           --------   --------       --------   --------
   Operations of United Cities Gas Storage Company-
      Revenues.........................................       2,989      1,883          8,549      5,994
      Operating expenses...............................      (2,392)    (1,313)        (5,984)    (3,755)
      Interest expense.................................        (222)      (231)          (955)      (929)
      Depreciation.....................................         (98)       (92)          (374)      (367)
      Federal and state income taxes...................        (108)       (96)          (477)      (367)
                                                           --------   --------       --------   --------
                                                                169        151            759        576
                                                           --------   --------       --------   --------

COMMON STOCK EARNINGS..................................    $ 17,374   $ 13,327       $ 13,982   $ 11,184
                                                           ========   ========       ========   ========

COMMON STOCK EARNINGS PER SHARE........................    $   1.36   $   1.25       $   1.14   $   1.07
                                                           ========   ========       ========   ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING............      12,755     10,673         12,306     10,493
                                                           ========   ========       ========   ========

COMMON STOCK DIVIDENDS PER SHARE.......................    $  0.255   $  0.255       $   1.02   $   1.01
                                                           ========   ========       ========   ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                                                                 MARCH 31,              MARCH 31,
                                                                            ------------------     -------------------
(Unaudited, in thousands)                                                     1996      1995         1996        1995
                                                                              ----      ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Common stock earnings..................................................   $ 17,374  $ 13,327     $ 13,982    $ 11,184
                                                                            --------  --------     --------    --------
  Adjustments to reconcile common stock earnings to net
    cash provided by (used in) operating activities:
    Depreciation and amortization........................................      5,232     4,740       20,357      18,212
    Deferred taxes.......................................................        (46)        6        1,728       1,379
    Investment tax credits, net..........................................        (90)      (91)        (363)       (369)
    Investment income from Woodward Marketing, L.L.C.....................     (1,267)     (574)      (2,047)       (574)
    Changes in current assets and current liabilities:
      Receivables........................................................     (6,349)    7,038      (24,574)     10,541
      Materials and supplies.............................................        (70)     (239)         435        (118)
      Gas in storage.....................................................      9,384    15,738        3,454        (387)
      Gas costs to be billed in the future...............................      4,432     4,724          (48)     (2,115)
      Prepayments and other..............................................        871     1,065         (176)      1,110
      Accounts payable...................................................      1,610    (8,058)       9,812      (7,893)
      Customer deposits and advance payments.............................     (4,612)   (3,214)      (3,493)      2,903
      Accrued interest...................................................      2,741     2,203          805        (296)
      Supplier refunds due customers.....................................      2,953     5,622       (1,656)      1,262
      Accrued taxes......................................................     13,004     5,330        5,719         451
      Other, net.........................................................      1,623    (1,299)       1,827      (2,233)
                                                                            --------  --------     --------    --------
        Total adjustments................................................     29,416    32,991       11,780      21,873
                                                                            --------  --------     --------    --------
          Net cash provided by operating activities......................     46,790    46,318       25,762      33,057
                                                                            --------  --------     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property - utility........................................     (7,047)   (9,713)     (32,494)    (33,267)
  Additions to property - non-utility....................................     (1,607)   (1,148)      (5,385)     (4,781)
  Investment in Woodward Marketing, L.L.C., net..........................        215      -            (617)      -
                                                                            --------  --------     --------    --------
          Net cash used in investing activities..........................     (8,439)  (10,861)     (38,496)    (38,048)
                                                                            --------  --------     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings - net............................................    (24,010)  (28,127)      (9,758)     18,061
  Proceeds from issuance of long-term debt...............................      -          -          27,000       4,220
  Proceeds from issuance of common stock.................................        583     1,310       22,587      (7,780)
  Long-term debt retirements.............................................     (3,359)   (4,498)      (5,208)     (9,302)
  Dividends paid.........................................................     (2,745)   (2,367)     (10,584)      -
                                                                            --------  --------     --------    --------
          Net cash provided by (used in) financing activities............    (29,531)  (33,682)      24,037       5,199
                                                                            --------  --------     --------    --------

NET INCREASE IN CASH AND TEMPORARY INVESTMENTS...........................      8,820     1,775       11,303         208
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD....................      7,002     2,744        4,519       4,311
                                                                            --------  --------     --------    --------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD..........................   $ 15,822  $  4,519     $ 15,822    $  4,519
                                                                            ========  ========     ========    ========

CASH PAID DURING THE PERIOD FOR:
  Interest, net of amounts capitalized...................................   $  1,414  $  1,999     $ 15,579    $ 16,478
                                                                            ========  ========     ========    ========
  Income taxes...........................................................   $    278  $  2,168     $  6,733    $  5,525
                                                                            ========  ========     ========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Dividends reinvested...................................................   $    507  $    360     $  1,946    $  1,311
                                                                            ========  ========     ========    ========
  Debt incurred to acquire assets of Harrell Propane, Inc................      -      $  1,250        -        $  1,250
                                                                            ========  ========     ========    ========
  Debt incurred to acquire assets of Duncan Gas Service..................   $  2,957      -        $  2,957       -
                                                                            ========  ========     ========    ========
  Common stock issued in investment in Woodward Marketing, L.L.C.........      -          -        $  5,000       -
                                                                            ========  ========     ========    ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                     MARCH 31,        DECEMBER 31,
(In thousands)                                                         1996              1995
                                                                     --------          --------
ASSETS                                                             (Unaudited)
   UTILITY PLANT:
       Plant in service, at cost................................     $451,766          $445,058
         Less-accumulated depreciation..........................      162,407           157,968
                                                                     --------          --------
                                                                      289,359           287,090
                                                                     --------          --------
   NON-UTILITY PROPERTY:
       Property, plant, and equipment...........................       72,215            67,423
         Less-accumulated depreciation..........................       20,120            19,501
                                                                     --------          --------
                                                                       52,095            47,922
                                                                     --------          --------
   CURRENT ASSETS:
       Cash and temporary investments...........................       15,822             7,002
       Receivables, less allowance for uncollectible accounts
         of $1,944 in 1996 and $1,352 in 1995...................       60,866            54,517
       Materials and supplies...................................        4,984             4,914
       Gas in storage...........................................        7,259            16,643
       Gas costs to be billed in the future.....................       11,281            15,713
       Prepayments and other....................................        1,157             2,028
                                                                     --------          --------
                                                                      101,369           100,817
                                                                     --------          --------
   DEFERRED CHARGES:
       Unamortized debt discount and expense, net...............        2,852             2,896
       Investment in Woodward Marketing, L.L.C., net............        7,968             7,012
       Non-compete agreements, net..............................        3,341             3,259
       Deferred system improvement costs, net...................          661               814
       Other deferred charges...................................       10,865            10,567
                                                                     --------          --------
                                                                       25,687            24,548
                                                                     --------          --------
                                                                     $468,510          $460,377
                                                                     ========          ========
CAPITALIZATION AND LIABILITIES
   CAPITALIZATION:
       Common stock equity......................................     $161,283          $146,071
       Long-term debt...........................................      162,998           163,160
                                                                     --------          --------
                                                                      324,281           309,231
                                                                     --------          --------
   CURRENT LIABILITIES:
       Current portion of long-term obligations.................        8,915             9,155
       Notes payable............................................        8,303            32,313
       Accounts payable for gas costs...........................       26,391            24,433
       Other accounts payable...................................        4,536             4,884
       Accrued taxes............................................       17,424             4,420
       Customer deposits and advance payments...................        7,466            12,078
       Accrued interest.........................................        6,353             3,612
       Supplier refunds due customers...........................        9,407             6,454
       Other....................................................       10,183             8,580
                                                                     --------          --------
                                                                       98,978           105,929
                                                                     --------          --------
   DEFERRED CREDITS:
       Accumulated deferred income tax..........................       31,567            31,599
       Deferred investment tax credits..........................        4,191             4,281
       Income taxes due customers...............................        5,129             5,190
       Other....................................................        4,364             4,147
                                                                     --------          --------
                                                                       45,251            45,217
                                                                     --------          --------
                                                                     $468,510          $460,377
                                                                     ========          ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                                                                   MARCH 31,                 DECEMBER 31,
(In thousands, except share amounts)                                                 1996                        1995
COMMON STOCK EQUITY:                                                              (UNAUDITED)
                                                                             --------------------        -------------------
    Common stock without par value, authorized
      40,000,000 shares, outstanding 12,796,606 in
      1996 and 12,727,280 in 1995........................................    $102,825                    $101,735
    Capital surplus......................................................      22,462                      22,462
    Retained earnings....................................................      35,996                      21,874
                                                                             --------                    --------
      Total common stock equity..........................................     161,283       49.7%         146,071      47.2%
                                                                             --------      ------        --------     ------

LONG-TERM DEBT:
    First mortgage bonds ................................................     122,000                     125,000
    Medium term notes, 6.20% through 6.67%, due 2000
       through 2025......................................................      22,000                      22,000
    Senior secured storage term notes, 7.45%, due in
       installments through 2007.........................................       9,785                       9,926
    Rental property adjustable rate term notes due in
       installments through 1999.........................................       5,573                       5,691
    Rental property fixed rate term note, 7.90%, due in
       installments through 2013.........................................       2,292                       2,292
    Propane term note, 6.99%, due in installments
       through 2002......................................................       5,000                       5,000
    Other long-term obligations due in installments through 2004.........       5,263                       2,406
                                                                             --------                    --------
                                                                              171,913                     172,315
        Less-current requirements........................................       8,915                       9,155
                                                                             --------                    --------
        Total long-term debt, excluding amounts due within one year......     162,998       50.3%         163,160      52.8%
                                                                             --------      ------        --------     ------

TOTAL CAPITALIZATION.....................................................    $324,281      100.0%        $309,231     100.0%
                                                                             ========      ======        ========     ======

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     The accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements included in the Company's annual report for the year ended December 31, 1995.

    The Company's business is seasonal in nature resulting in greater earnings during the winter months. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Because of the regulatory structure in which the Company operates, the adoption of SFAS 121 did not have a material effect on the results of operations, financial condition or cash flows of the company.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." For fiscal years beginning after December 15, 1995, this statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company did not change the method of accounting for these plans.

     Effective January 1, 1996, United Cities Propane Gas of Tennessee, Inc.,
(UCPT), a subsidiary of UCG Energy Corporation, purchased substantially all of the propane assets of Duncan Gas Service for approximately $4,310,000. In addition, UCPT entered into a ten year non-compete agreement with the prior owners for $250,000, to be paid over a ten year period. This acquisition added approximately 2,000 customers in the Johnson City, Tennessee area.

     Certain reclassifications were made conforming prior year's financial statements with 1996 financial statement presentation.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

         OVERVIEW

              The Company's 1996 first quarter common stock earnings were $17,374,000 compared to the first quarter 1995 earnings of $13,327,000. The earnings per common share in the first quarter of 1996 was $1.36 on an additional 2,082,000 average number of share outstanding compared to $1.25 for the first quarter of 1995. Common stock earnings for the twelve month period ended March 31, 1996, were $13,982,000 compared to $11,184,000 for the twelve month period ended March 31, 1995. Common stock earnings per share increased from $1.07 in the twelve month period in 1995 to $1.14 in the twelve month period in 1996. Average shares outstanding increased by 1,813,000 for the twelve month period ended March 31, 1996. The increase in average number of shares outstanding in the three and twelve month periods includes the June 1995 issuance of 1,380,000 shares of common stock in an underwritten public offering.

             The following table summarizes certain information regarding the operation of each segment of the Company's business for the periods ended March 31:

                                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                                 ------------------      -------------------
         (Unaudited, in thousands)                 1996       1995         1996       1995
                                                   ----       ----         ----       ----
         OPERATING REVENUES:
         Utility.............................    $143,847   $106,006     $309,701   $262,798
                                                 --------   --------     --------   --------
         Subsidiaries:
           UCG Energy Corporation-
             Propane Division................      16,868      9,018       32,500     20,375
             Rental Division.................       1,119      1,531        5,548      6,336
             Utility Services Division.......         685      1,834        2,674     10,313
                                                 --------   --------     --------   --------
               Total UCG Energy Corporation..      18,672     12,383       40,722     37,024
           United Cities Gas Storage Company.       2,989      1,883        8,549      5,994
                                                 --------   --------     --------   --------
               Total Subsidiaries............      21,661     14,266       49,271     43,018
                                                 --------   --------     --------   --------
         Total Operating Revenues............    $165,508   $120,272     $358,972   $305,816
                                                 ========   ========     ========   ========

         COMMON STOCK EARNINGS:
         Utility.............................    $ 14,524   $ 11,103     $  9,165   $  6,843
                                                 --------   --------     --------   --------
         Subsidiaries:
           UCG Energy Corporation-
             Propane Division................       1,583      1,186        1,521        914
             Rental Division.................         359        434        1,617      1,944
             Utility Services Division.......         739        453          920        907
                                                 --------   --------     --------   --------
               Total UCG Energy Corporation..       2,681      2,073        4,058      3,765
           United Cities Gas Storage Company.         169        151          759        576
                                                 --------   --------     --------   --------
               Total Subsidiaries............       2,850      2,224        4,817      4,341
                                                 --------   --------     --------   --------
         Total Common Stock Earnings.........    $ 17,374   $ 13,327     $ 13,982   $ 11,184
                                                 ========   ========     ========   ========

         OPERATING RESULTS-UTILITY

               The utility earnings increased by $3,421,000 and $2,322,000, respectively, for the three and twelve month periods in 1996 from the comparable 1995 periods due predominantly to the factors mentioned below:

              The operating margin for the first quarter increased from $44,084,000 in 1995 to $50,580,000 in 1996. The operating margin for the twelve month period ended March 31, 1996, was $119,180,000 compared to $107,910,000 for the twelve month period ended March 31, 1995. The increase in both periods is a result of the colder weather in 1996 as compared to 1995; rate increases in South Carolina, Kansas, Virginia, Missouri and Tennessee; volumes sold to new residential and commercial natural gas customers; and the additional revenues from certain interruptible customers who did not go off the Company's system when curtailed during the first quarter of 1996.

              Operations and maintenance expenses other than natural gas cost increased $885,000 in the first quarter and $5,060,000 in the twelve month period ended March 31, 1996, as compared to the previous year periods, primarily due to increased payroll and related benefits. In addition, the increase in operations and maintenance expenses in the twelve month period can be

ITEM 2. CONTINUED

         attributed to increased outside services expense and additional expenses resulting from the consolidation of operations in the Company's Virginia/East Tennessee Division in the third quarter of 1995. The increase in outside services expense is primarily a result of incremental expenses related to addressing labor and personnel related activities, strategic planning and the 1995 Internal Revenue Service audit.

              Depreciation and amortization expense and other taxes increased in the first quarter and twelve month period from the previous year periods primarily due to additional plant in service. Federal and state income taxes varied in both periods in relation to changes in income.

              Other income (expense), net of tax increased in the first quarter and twelve month period from the previous year periods primarily as a result of revenues from the incentive rate program in Tennessee and, as allowed by certain regulatory commissions in the states in which the Company operates, there was an increased amount of revenues recognized by the Company related to the release of its excess firm capacity on the pipelines which serve the Company. In addition, the increase in Other income (expense), net of tax in both periods can be attributed to increased interest income on deferred gas costs that are to be billed in the future. In the twelve month period, the increase can also be attributed to a $171,000 credit made in September 1995 for the capitalization of the equity portion of the allowance for funds used during construction (AFUDC) of a 28 mile main in Middle Tennessee.

              Interest expense in the first quarter of 1996 varied only slightly from the previous year period. The decrease in interest on short-term debt outstanding was offset by interest on increased long-term debt. Interest expense decreased in the twelve month period because of less interest on short-term debt outstanding and a $349,000 reduction to interest expense related to the capitalization of the debt portion of the AFUDC of a 28 mile main in Middle Tennessee. This increase was somewhat offset by increased interest on miscellaneous liabilities outstanding during the period and interest on increased long-term debt.

             The table below reflects operating revenues, natural gas through-put and weather data for the periods ended March 31:

         OPERATING STATISTICS-UTILITY
                                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                                 ------------------      -------------------
         (Unaudited, in thousands)                 1996       1995         1996       1995
                                                   ----       ----         ----       ----
         UTILITY OPERATING REVENUES:
         --------------------------
           Residential.......................     $74,808    $54,666     $147,745   $119,501
           Commercial........................      40,322     29,237       82,053     67,558
           Industrial........................      21,778     19,024       63,529     66,388
           Transportation....................       2,850      2,101        8,851      7,656
           Other Revenues....................       4,089        978        7,523      1,695
                                                 --------   --------     --------   --------
                Total........................    $143,847   $106,006     $309,701   $262,798
                                                 ========   ========     ========   ========
         NATURAL GAS THROUGH-PUT (MCF):
         -----------------------------
           Residential.......................      12,526     10,366       25,061     20,749
           Commercial........................       7,200      6,245       16,120     13,922
           Industrial-
             Firm............................       2,440      2,439        7,371      7,898
             Interruptible...................       3,024      3,347       11,551     11,492
                                                 --------   --------     --------   --------
                                                   25,190     22,397       60,103     54,061
           Transportation....................       4,358      4,283       17,259     14,190
                                                 --------   --------     --------   --------
                Total........................      29,548     26,680       77,362     68,251
                                                 ========   ========     ========   ========

         WEATHER DATA-COLDER (WARMER)
           THAN NORMAL*......................        6.2%    (11.7%)         7.3%    (14.7%)
                                                 ========   ========     ========   ========

         *Based on system weighted average.  Data for 1996 is preliminary.

ITEM 2. CONTINUED

         OPERATING RESULTS-NON-UTILITY

              Revenues of UCG Energy Corporation (UCG Energy) increased from $12,383,000 in the first quarter of 1995 to $18,672,000 in the first quarter of 1996. Revenues increased from $37,024,000 for the twelve months ended March 31, 1995, to $40,722,000 for the twelve months ended March 31, 1996. The propane division's revenues increased in the first quarter and twelve month periods due to increased retail and wholesale volumes sold and increased transport revenues, both due to colder than normal weather and the acquisitions of Harrell Propane, Inc. in January 1995, Transpro South, Inc. in May 1995 and Duncan Gas Service in January 1996. Revenues in the utility services division decreased from 1995 in both periods as a result of decreased gas brokerage sales to certain industrial customers and others primarily because of the transfer of certain gas brokerage contracts to Woodward Marketing, L.L.C. (WMLLC) and the discontinuance of the distribution of energy related products. The rental division's revenues decreased from the first quarter and twelve months ended 1995 due to the elimination of certain revenues as a result of the transfer of certain rental units to the utility company.

              Expenses of UCG Energy, including cost of sales, increased from $8,762,000 in the first quarter of 1995 to $14,604,000 in the first quarter of 1996 and from $27,962,000 in the twelve month period ended March 31, 1995, to $31,467,000 in the twelve month period ended March 31, 1996. Expenses increased in both periods in the propane division as a result of the cost of increased propane volumes sold and increased administrative and general expenses. These increases were due to colder than normal weather and the acquisitions of Harrell Propane, Inc., Transpro South, Inc. and Duncan Gas Service. Expenses of the utility services division decreased in both periods as a result of lower cost of sales from decreased brokerage activities and the discontinuance of the distribution of energy-related products. Expenses increased only slightly in both periods from the previous year in the rental division.

              Other income, net of UCG Energy increased $590,000 and $1,414,000, respectively, in the first quarter and twelve month periods primarily as a result of increased investment income from WMLLC in the amounts of $693,000 and $1,473,000, respectively, for those periods.

              UCG Energy's net income increased from $2,073,000 and $3,765,000, respectively, in the first quarter and twelve month periods ended March 31, 1995, to $2,681,000 and $4,058,000, respectively, for those same periods ended March 31, 1996. The increase in net income for the first quarter can be attributed to increased sales in the propane division and increased investment income from WMLLC. The increase in net income for the twelve month period can largely be attributed to increased sales in the propane division, partially offset by decreased rental revenues in the rental division. The increase in investment income from WMLLC for the same twelve month period was partially offset by increased amortization and interest expenses related to that investment.

              Effective January 1, 1996, United Cities Propane Gas of Tennessee, Inc. (UCPT), a subsidiary of UCG Energy, purchased substantially all of the propane assets of Duncan Gas Service for approximately $4,310,000. In addition, UCPT entered into a ten year non-compete agreement with the prior owners for $250,000, to be paid over a ten year period. This acquisition added approximately 2,000 customers in the Johnson City, Tennessee area.

              United Cities Gas Storage Company had net income for the three and twelve month periods of $169,000 and $759,000, respectively, as compared to $151,000 and $576,000 for the same periods in 1995. The revenues of the subsidiary were primarily derived from natural gas storage services and natural gas provided to United Cities Gas Company.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

              Total cash provided by operations for the three and twelve month periods ended March 31, 1996 was $46,790,000 and $25,762,000, respectively. Changes in accounts receivable, gas in storage and accounts payable were primarily a result of the weather sensitive nature of the Company's business. Changes in gas costs to be billed in the future and supplier refunds due customers were primarily a result of the timing of the recoveries from, or refunds to, customers of these costs through the Purchased Gas Adjustment mechanism.

ITEM 2. CONTINUED

              The financing activities for the three and twelve month periods reflect the retirement of long-term debt, dividend payments, the issuance of stock through the Company's various stock purchase plans and the net activity of short-term borrowings. The financing activities of the twelve month period also included the issuance in June 1995 of 1,380,000 shares of common stock in an underwritten public offering with net proceeds from the sale amounting to approximately $18,900,000. In addition, $22,000,000 of medium-term notes and a $5,000,000 term note in UCPT were issued in the last quarter of 1995. The proceeds of these activities were used to repay short-term borrowings, retire long-term debt, finance the Company's construction program and for other corporate purposes.

              The Company had authorized as of March 31, 1996, specific purchases and construction projects amounting to $7,805,000 of its 1996 utility capital budget of $29,000,000 and $6,194,000 of its non-utility capital budget of $7,800,000. Total capital expenditures for 1997, 1998 and 1999 are anticipated to be approximately $32,000,000 in each year, based on information currently available, which is subject to change.

              Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Because of the regulatory structure in which the Company operates, the adoption of SFAS 121 did not have a material effect on the results of operations, financial condition or cash flows of the company.

              Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." For fiscal years beginning after December 15, 1995, this statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company did not change the method of accounting for these plans.

              As a result of an election held on March 29, 1996, 20 employees in Hannibal, Missouri will be represented by a union. On April 19, 1996, an election was held in Columbus, Georgia for 97 employees to determine whether they would be represented by a union. The results of that election are pending the outcome of an administrative hearing.

              The Company believes its short-term lines of credit are sufficient to meet anticipated short-term requirements. At March 31, 1996, the Company had $84,000,000 in short-term lines of credit, including master and banker's acceptance notes, bearing interest primarily at the lesser of the prime rate or a negotiated rate during the term of each borrowing. Under these arrangements, $8,303,000 in short-term debt was outstanding at March 31, 1996.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

           See December 31, 1995 Form 10-K and Part I of this filing.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits-See list of Exhibits on page 13 hereof.

           (b) The following Form 8-K was filed during the quarter ended March 31, 1996:
                      1.  Form 8-K, Item 5 dated February 16, 1996.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS


12.01      Computation of Ratio of Consolidated Earnings to Fixed Charges.
           (Page 15).

27         Financial Data Schedule (for SEC use only).

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                   SIGNATURE





   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            UNITED CITIES GAS COMPANY



                                        /s/ Adrienne H. Brandon
                                            ----------------------------------
                                            Adrienne H. Brandon
                                            Vice President and Controller
                                            On behalf of the Registrant

Date: May 13, 1996