Form 10-Q
period 1996-06-30
UNITED CITIES GAS CO
filed 1996-08-09
CIK 101105

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number 0-1284-2

                           UNITED CITIES GAS COMPANY
                           -------------------------
             (Exact name of registrant as specified in its charter)


       Illinois and Virginia                              36-1801540
       ---------------------                              ----------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                     Identification Number)

 5300 Maryland Way, Brentwood, TN                            37027
 --------------------------------                            -----
       (Address of principal                               (Zip Code)
         executive offices)

                                 (615) 373-5310
                                 --------------
               Registrant's telephone number, including area code

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    [X] Yes    [ ] No

     At July 31, 1996, 13,127,555 shares of the common stock of the Registrant were outstanding.

================================================================================

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                         Quarterly Report on Form 10-Q
                      For the Quarter Ended June 30, 1996


                               Table of Contents

  Item                                                                              Page
 Number                                                                            Number
 ------                                                                            ------
                           PART I -- FINANCIAL INFORMATION
   1       Financial Statements:
             Consolidated Statements of Income (Unaudited) for the Three, Six        3
               and Twelve Months Ended June 30, 1996 and June 30, 1995.

             Consolidated Statements of Cash Flows (Unaudited) for the Three, Six    4
               and Twelve Months Ended June 30, 1996 and June 30, 1995.

             Consolidated Balance Sheets at June 30, 1996 (Unaudited) and            5
               December 31, 1995.

             Consolidated Statements of Capitalization at June 30, 1996              6
               (Unaudited) and December 31, 1995.

             Notes to Consolidated Financial Statements.                             7

   2       Management's Discussion and Analysis of Financial Condition               9
             and Results of Operations.

                            PART II -- OTHER INFORMATION

   1       Legal Proceedings.                                                       14

   4       Submission of Matters to a Vote of Security Holders.                     14

   6       Exhibits and Reports on Form 8-K.                                        14

           List of Exhibits.                                                        15

           Signature                                                                16

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                   THREE MONTHS ENDED      SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                                         JUNE 30,               JUNE 30,             JUNE 30,
                                                                   ------------------      ----------------     ------------------
(Unaudited, in thousands, except per share amounts)                  1996      1995        1996       1995        1996       1995
                                                                     ----      ----        ----       ----        ----       ----
UTILITY OPERATING REVENUES......................................    $60,698   $42,246     $205,407  $148,252     $329,015  $256,693
   Natural gas cost.............................................     39,872    24,023      133,675    85,945      206,906   148,879
                                                                    -------   -------     --------  --------     --------  --------
UTILITY OPERATING MARGIN........................................     20,826    18,223       71,732    62,307      122,109   107,814
                                                                    -------   -------     --------  --------     --------  --------
OTHER UTILITY OPERATING EXPENSES:
   Operations and maintenance...................................     15,097    14,524       31,347    29,764       63,410    57,423
   Depreciation and amortization................................      3,922     3,708        8,168     7,372       15,916    14,371
   Federal and state income taxes...............................     (1,862)   (2,430)       6,802     4,448        6,403     3,416
   Other taxes..................................................      3,148     2,978        6,618     6,397       12,521    11,579
                                                                    -------   -------     --------  --------     --------  --------
     Total other utility operating expenses.....................     20,305    18,780       52,935    47,981       98,250    86,789
                                                                    -------   -------     --------  --------     --------  --------
UTILITY OPERATING INCOME (LOSS).................................        521      (557)      18,797    14,326       23,859    21,025
OTHER UTILITY INCOME, NET OF TAX................................         95       215          234       173          717        37
                                                                    -------   -------     --------  --------     --------  --------
                                                                        616      (342)      19,031    14,499       24,576    21,062
                                                                    -------   -------     --------  --------     --------  --------
UTILITY INTEREST EXPENSE:
   Interest on long-term debt...................................      3,221     2,980        6,537     6,017       12,552    12,149
   Other interest expense.......................................        245       490          671     1,191        1,747     2,438
                                                                    -------   -------     --------  --------     --------  --------
     Total utility interest expense.............................      3,466     3,470        7,208     7,208       14,299    14,587
                                                                    -------   -------     --------  --------     --------  --------
UTILITY INCOME (LOSS)...........................................     (2,850)   (3,812)      11,823     7,291       10,277     6,475
                                                                    -------   -------     --------  --------     --------  --------
OTHER INCOME (LOSS):
   Operations of UCG Energy Corporation-
      Revenues..................................................     19,890     4,444       38,562    16,827       56,168    35,485
      Operating expenses........................................    (19,804)   (4,015)     (34,408)  (12,777)     (47,256)  (26,834)
      Interest expense..........................................       (340)     (283)        (703)     (521)      (1,374)     (909)
      Depreciation and amortization.............................       (993)   (1,007)      (1,907)   (1,991)      (4,294)   (3,819)
      Other income, net.........................................        459       372        1,990     1,313        3,007     1,659
      Federal and state income taxes............................        299       185       (1,342)   (1,082)      (2,378)   (2,119)
                                                                    -------   -------     --------  --------     --------  --------
                                                                       (489)     (304)       2,192     1,769        3,873     3,463
                                                                    -------   -------     --------  --------     --------  --------
   Operations of United Cities Gas Storage Company-
      Revenues..................................................        882     1,145        3,871     3,028        8,286     5,398
      Operating expenses........................................       (224)     (527)      (2,616)   (1,840)      (5,681)   (3,076)
      Interest expense..........................................       (191)     (275)        (413)     (506)        (872)     (966)
      Depreciation..............................................        (98)      (92)        (196)     (184)        (380)     (368)
      Federal and state income taxes............................       (142)      (97)        (250)     (193)        (522)     (384)
                                                                    -------   -------     --------  --------     --------  --------
                                                                        227       154          396       305          831       604
                                                                    -------   -------     --------  --------     --------  --------

COMMON STOCK EARNINGS (LOSS)....................................    ($3,112)  ($3,962)     $14,411    $9,365      $14,981   $10,542
                                                                    =======   =======     ========  ========     ========  ========

COMMON STOCK EARNINGS (LOSS) PER SHARE..........................     ($0.24)   ($0.35)       $1.11     $0.86        $1.17     $0.99
                                                                    =======   =======     ========  ========     ========  ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.....................     13,053    11,197       13,007    10,937       12,819    10,700
                                                                    =======   =======     ========  ========     ========  ========

COMMON STOCK DIVIDENDS PER SHARE................................      $.255     $.255         $.51      $.51        $1.02    $1.015
                                                                    =======   =======     ========  ========     ========  ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   THREE MONTHS ENDED      SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                                         JUNE 30,               JUNE 30,             JUNE 30,
                                                                   ------------------      ----------------     ------------------
(Unaudited, in thousands)                                            1996      1995        1996       1995        1996       1995
                                                                     ----      ----        ----       ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Common stock earnings (loss).....................................   ($3,112)  ($3,962)   $14,411    $9,365    $14,981   $10,542
                                                                     -------   -------    -------   -------    -------   -------
 Adjustments to reconcile common stock earnings (loss)to net cash provided by (used in) operating activities:
  Depreciation and amortization...................................     5,013     4,807     10,271     9,547     20,590    18,558
  Deferred taxes..................................................       (46)        7        (92)       13      1,675     1,458
  Investment tax credits, net.....................................       (90)      (91)      (180)     (182)      (345)     (367)
  Investment income from Woodward Marketing, L.L.C................      (116)     (155)    (1,383)     (729)    (1,989)     (729)
  Changes in current assets and current liabilities:
    Receivables...................................................    31,077    20,073     24,379    27,111    (13,919)    3,493
    Materials and supplies........................................      (147)     (124)      (217)     (363)       412       229
    Gas in storage................................................   (12,218)   (7,293)    (2,851)    8,445     (1,488)    2,964
    Gas costs to be billed in the future..........................     3,444    (1,901)     7,876     2,823      5,297    (2,019)
    Prepayments and other.........................................    (1,245)   (1,391)      (402)     (326)       (58)      564
    Accounts payable..............................................    (6,099)     (845)    (4,236)   (8,903)     4,811    (3,116)
    Customer deposits and advance payments........................        49         6     (4,551)   (3,208)    (3,438)    2,334
    Accrued interest..............................................    (3,085)   (2,542)      (341)     (339)       265      (264)
    Supplier refunds due customers................................    (2,518)   (1,487)       394     4,135     (2,728)    2,562
    Accrued taxes.................................................    (4,834)   (4,902)     8,181       428      5,798      (193)
    Other, net....................................................       528    (1,228)     2,346    (2,527)     3,741    (2,639)
                                                                     -------   -------    -------   -------    -------   -------
      Total adjustments...........................................     9,713     2,934     39,194    35,925     18,624    22,835
                                                                     -------   -------    -------   -------    -------   -------
        Net cash provided by (used in) operating activities.......     6,601    (1,028)    53,605    45,290     33,605    33,377
                                                                     -------   -------    -------  --------    -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property - utility...................................   (7,365)   (8,085)   (14,360)  (17,798)   (31,722)  (34,660)
 Additions to property - non-utility...............................   (1,368)   (1,219)    (2,975)   (2,367)    (5,534)   (5,149)
 Investment in Woodward Marketing, L.L.C., net.....................      427      (832)       642      (832)       642      (832)
                                                                     -------   -------    -------   -------    -------   -------
        Net cash used in investing activities.....................    (8,306)  (10,136)   (16,693)  (20,997)   (36,614)  (40,641)
                                                                     -------   -------    -------   -------    -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term borrowings - net.......................................    1,101    (5,109)   (22,909)  (33,236)    (3,548)    2,332
 Proceeds from issuance of long-term debt..........................     -          -         -          -       27,000      -
 Proceeds from issuance of common stock............................      973    20,400      1,556    21,710      3,160    24,347
 Long-term debt retirements........................................   (8,384)     (835)   (11,661)   (5,333)   (12,675)   (7,488)
 Dividends paid....................................................   (2,764)   (2,391)    (5,509)   (4,758)   (10,957)   (9,409)
                                                                     -------   -------    -------   -------    -------   -------
        Net cash provided by (used in) financing activities.......    (9,074)   12,065    (38,523)  (21,617)     2,980     9,782
                                                                     -------   -------    -------  --------    -------   -------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS........... (10,779)      901     (1,611)    2,676        (29)    2,518
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD...............  16,170     4,519      7,002     2,744      5,420     2,902
                                                                     -------   -------    -------   -------    -------   -------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD.....................  $5,391    $5,420     $5,391    $5,420     $5,391    $5,420
                                                                     =======   =======    =======   =======    =======   =======

CASH PAID DURING THE PERIOD FOR:
 Interest, net of amounts capitalized..............................   $7,215    $6,570     $8,629    $8,574    $16,219   $16,726
                                                                     =======   =======    =======   =======    =======   =======
 Income taxes......................................................   $2,959    $2,901     $3,237    $5,069     $6,791    $5,927
                                                                     =======   =======    =======   =======    =======   =======

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Dividends reinvested..............................................     $514      $444     $1,021      $804     $2,016    $1,447
                                                                     =======   =======    =======   =======    =======   =======
 Debt incurred to acquire assets of Harrell Propane, Inc...........     -          -         -       $1,250      -        $1,250
                                                                     =======   =======    =======   =======    =======   =======
 Debt incurred to acquire assets of Duncan Gas Service.............     -          -       $2,957      -        $2,957      -
                                                                     =======   =======    =======   =======    =======   =======
 Common stock issued in investment in Woodward Marketing, L.L.C....     -       $5,000      -        $5,000      -        $5,000
                                                                     =======   =======    =======   =======    =======   =======
 Increase in common stock equity due to acquisition of Monarch Gas      -          -       $2,434      -        $2,434      -
                                                                     =======   =======    =======   =======    =======   =======

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,        DECEMBER 31
                                                                             1996             1995
                                                                             ----             ----
(In thousands)                                                            (UNAUDITED)
ASSETS
   UTILITY PLANT:
       Plant in service, at cost......................................      $461,777        $445,058
         Less-accumulated depreciation................................       167,521         157,968
                                                                            --------        --------
                                                                             294,256         287,090
                                                                            --------        --------
   NON-UTILITY PROPERTY:
       Property, plant, and equipment.................................        73,559          67,423
         Less-accumulated depreciation................................        20,898          19,501
                                                                            --------        --------
                                                                              52,661          47,922
                                                                            --------        --------
   CURRENT ASSETS:
       Cash and temporary investments.................................         5,391           7,002
       Receivables, less allowance for uncollectible accounts
         of $1,747 in 1996 and $1,352 in 1995.........................        30,138          54,517
       Materials and supplies.........................................         5,131           4,914
       Gas in storage.................................................        19,494          16,643
       Gas costs to be billed in the future...........................         7,837          15,713
       Prepayments and other..........................................         2,430           2,028
                                                                            --------        --------
                                                                              70,421         100,817
                                                                            --------        --------
   DEFERRED CHARGES:
       Unamortized debt discount and expense, net.....................         2,841           2,896
       Investment in Woodward Marketing, L.L.C., net..................         7,561           7,012
       Non-compete agreements,net....................................          3,570           3,259
       Other deferred charges.........................................        11,870          11,381
                                                                            --------        --------
                                                                              25,842          24,548
                                                                            --------        --------
                                                                            $443,180        $460,377
                                                                            ========        ========
CAPITALIZATION AND LIABILITIES
   CAPITALIZATION:
       Common stock equity............................................      $158,963        $146,071
       Long-term debt.................................................       158,192         163,160
                                                                            --------        --------
                                                                             317,155         309,231
                                                                            --------        --------
   CURRENT LIABILITIES:
       Current portion of long-term obligations.......................         5,419           9,155
       Notes payable..................................................         9,404          32,313
       Accounts payable for gas costs.................................        21,413          24,433
       Other accounts payable.........................................         3,668           4,884
       Accrued taxes..................................................        12,601           4,420
       Customer deposits and advance payments.........................         7,527          12,078
       Accrued interest...............................................         3,271           3,612
       Supplier refunds due customers.................................         6,848           6,454
       Other..........................................................        10,839           8,580
                                                                            --------        --------
                                                                              80,990         105,929
                                                                            --------        --------
   DEFERRED CREDITS:
       Accumulated deferred income tax................................        31,645          31,599
       Deferred investment tax credits................................         4,118           4,281
       Income taxes due customers.....................................         5,067           5,190
       Other..........................................................         4,205           4,147
                                                                            --------        --------
                                                                              45,035          45,217
                                                                            --------        --------
                                                                            $443,180        $460,377
                                                                            ========        ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION




                                                                  JUNE 30,                 DECEMBER 31,
                                                                    1996                       1995
                                                             ------------------          ----------------
(In thousands, except share amounts)                             (UNAUDITED)
COMMON STOCK EQUITY:
    Common stock without par value, authorized
      40,000,000 shares, outstanding 13,102,913 in
      1996 and 12,727,280 in 1995.........................   $105,812                    $101,735
    Capital surplus.......................................     22,462                      22,462
    Retained earnings.....................................     30,689                      21,874
                                                             --------                    --------
      Total common stock equity...........................    158,963      50.1%          146,071    47.2%
                                                             --------     -----          --------   -----

LONG-TERM DEBT:
    First mortgage bonds .................................    115,000                     125,000
    Medium term notes, 6.20% through 6.67%, due 2000
       through 2025.......................................     22,000                      22,000
    Senior secured storage term notes, 7.45%, due in
       installments through 2007..........................      9,645                       9,926
    Rental property adjustable rate term notes due in
       installments through 1999..........................      5,275                       5,691
    Rental property fixed rate term note, 7.90%, due in
       installments through 2013..........................      2,292                       2,292
    Propane term note, 6.99%, due in installments
       through 2002.......................................      4,875                       5,000
    Other long-term obligations due in installments
       through 2004.......................................      4,524                       2,406
                                                             --------                    --------
                                                              163,611                     172,315
        Less-current requirements.........................      5,419                       9,155
                                                             --------                    --------
        Total long-term debt, excluding amounts due
            within one year...............................    158,192      49.9%          163,160    52.8%
                                                             --------     -----          --------   -----

TOTAL CAPITALIZATION......................................   $317,155     100.0%         $309,231   100.0%
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

         The Company's business is seasonal in nature resulting in greater earnings during the winter months. The results of operations for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." For fiscal years beginning after December 15, 1995, this statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company did not change the method of accounting for these plans.

         Effective January 1, 1996, United Cities Propane Gas of Tennessee, Inc., (UCPT), a subsidiary of UCG Energy Corporation, purchased substantially all of the propane assets of Duncan Gas Service for approximately $4,310,000. In addition, UCPT entered into a ten-year non-compete agreement with the prior owners for $250,000, to be paid over a ten-year period. This acquisition added approximately 2,000 customers in the Johnson City, Tennessee area.

         Effective May 17, 1996, the Company received an annual rate increase of $410,000 in the state of Iowa. Included in the rate increase was the recovery of $1,787,000 over a ten-year period related to the Company's agreement with Union Electric Company (Union Electric) whereby Union Electric agreed to assume responsibility for the Company's continuing investigation and environmental response action obligations as outlined in the feasibility study pertaining to a manufactured gas plant site in Keokuk, Iowa.

         On June 28, 1996, Monarch Gas Company (Monarch) was merged into the Company. The merger was accounted for as a pooling of interests in which the Company issued 207,366 shares of the Company's common stock in exchange for the common stock of Monarch. In addition, the Company entered into five-year non-compete agreements with the prior owners of Monarch totaling $400,000. The merger added approximately 2,900 customers in the Vandalia, Illinois area. The Company has not restated prior years' financial statements due to immateriality.

         On July 19, 1996, the Company and Atmos Energy Corporation (Atmos) entered into a definitive agreement whereby the Company will be merged with and into Atmos, with Atmos as the surviving corporation. Under the definitive agreement, one share of Atmos stock will be exchanged for each share of the Company's stock. The transaction is expected to be accounted for as a pooling of interests. Subject to approval by the shareholders of both companies and the appropriate regulatory bodies, the transaction is expected to be completed by March 31, 1997. Atmos is based in Dallas, Texas, and currently provides natural gas service to approximately 673,000 customers in Texas, Colorado, Kansas, Missouri, Louisiana and Kentucky.

         On August 1, 1996, Southern Union Company (Southern Union) filed a
Schedule 13D with the Securities and Exchange Commission reporting that it owned 6.5% of the Company's outstanding common stock. On August 6, 1996, the Company and Atmos filed a joint complaint with the Missouri Public Service Commission against Southern Union alleging that Southern Union's purchases of the Company's common stock violated a Missouri statute which requires prior approval of the Missouri Public Service Commission for any public utility in Missouri to acquire the stock of another public utility in Missouri. The complaint asks for a declaration, among other things, that the purchases of the Company's stock by Southern Union be declared null and void and that Southern Union be prohibited from further purchases of the Company's stock.

         Certain reclassifications were made conforming prior year's financial statements with 1996 financial statement presentation.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         OVERVIEW

                 The Company's 1996 second quarter common stock loss was $3,112,000 compared to the second quarter 1995 loss of $3,962,000.
         The loss per common share in the second quarter of 1996 was $.24 on an additional 1,856,000 average number of shares outstanding compared to the loss of $.35 for the comparable period in 1995. Common stock earnings for the six month period ended June 30, 1996, were $14,411,000 compared to $9,365,000 for the six month period ended June 30, 1995. Common stock earnings per share increased from $.86 in the six month period in 1995 to $1.11 in the six month period in 1996. Average shares outstanding increased by 2,070,000 for the six month period ended June 30, 1996. Common stock earnings for the twelve month period ended June 30, 1996, were $14,981,000 compared to $10,542,000 for the twelve month period ended June 30, 1995. Common stock earnings per share increased from $.99 in the twelve month period in 1995 to $1.17 in the twelve month period in 1996. Average shares outstanding increased by 2,119,000 for the twelve month period ended June 30, 1996.

                 The following table summarizes certain information regarding the operation of each segment of the Company's business for the periods ended June 30:

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                                             -------------------     ----------------       -------------------
                                                               1996       1995        1996       1995        1996         1995
                                                               ----       ----        ----       ----        ----         ----
         (Unaudited, in thousands)
         OPERATING REVENUES:
         Utility.........................................     $60,698     $42,246    $205,407  $148,252      $329,015   $256,693
                                                              -------     -------    --------  --------      --------   --------
         Subsidiaries:
           UCG Energy Corporation-
             Propane Division............................       3,124       1,825      19,992    10,843        33,801     20,548
             Rental Division.............................       1,049       1,586       2,168     3,117         5,010      6,309
             Utility Services Division...................      15,717       1,033      16,402     2,867        17,357      8,628
                                                              -------     -------    --------  --------      --------   --------
               Total UCG Energy Corporation..............      19,890       4,444      38,562    16,827        56,168     35,485
           United Cities Gas Storage Company.............         882       1,145       3,871     3,028         8,286      5,398
                                                              -------     -------    --------  --------      --------   --------
               Total Subsidiaries........................      20,772       5,589      42,433    19,855        64,454     40,883
                                                              -------     -------    --------  --------      --------   --------
         Total Operating Revenues........................     $81,470     $47,835    $247,840  $168,107      $393,469   $297,576
                                                              =======     =======    ========  ========      ========   ========

         COMMON STOCK EARNINGS (LOSS):
         Utility.........................................     $(2,850)    $(3,812)   $ 11,823  $  7,291      $ 10,277   $ 6,475
                                                              -------     -------    --------  --------      --------   --------
         Subsidiaries:
           UCG Energy Corporation-
             Propane Division............................        (813)       (791)        770       395         1,499        819
             Rental Division.............................         295         425         654       859         1,487      1,863
             Utility Services Division...................          29          62         768       515           887        781
                                                              -------     -------    --------  --------      --------   --------
               Total UCG Energy Corporation..............        (489)       (304)      2,192     1,769         3,873      3,463
           United Cities Gas Storage Company.............         227         154         396       305           831        604
                                                              -------     -------    --------  --------      --------   --------
               Total Subsidiaries........................        (262)       (150)      2,588     2,074         4,704      4,067
                                                              -------     -------    --------  --------      --------   --------
         Total Common Stock Earnings (Loss)..............     $(3,112)    $(3,962)   $ 14,411  $  9,365      $ 14,981   $ 10,542
                                                              =======     =======    ========  ========      ========   ========

         OPERATING RESULTS-UTILITY

                 The utility loss decreased by $962,000 for the second quarter and utility earnings increased $4,532,000 and $3,802,000, respectively, for the six and twelve month periods in 1996 from the comparable 1995 periods due predominantly to the factors mentioned below.

                 The operating margin for the second quarter increased from $18,223,000 in 1995 to $20,826,000 in 1996. The operating margin for the six month period ended June 30, 1996, was $71,732,000 compared to $62,307,000 for the same period in 1995, and the margin increased $14,295,000 to $122,109,000 for the twelve months ended June 30, 1996.
         The increase in all periods is a result of the colder weather in 1996 as compared to 1995; rate increases in Kansas, Virginia, Missouri, Tennessee and Iowa; the acquisition of Monarch Gas Company; and volumes sold to new residential and commercial natural gas customers. The increase in the six and twelve month periods was also a result of the additional revenues derived from penalties incurred by certain interruptible customers who elected not to go off the Company's system when curtailed during the first quarter of 1996.

ITEM 2. CONTINUED

                 Operations and maintenance expenses other than natural gas cost increased $573,000, $1,583,000 and $5,987,000, respectively, in the three, six and twelve month periods ended June 30, 1996, from the comparable 1995 periods, primarily due to increased payroll and related benefits, expenses related to the consolidation of various division and corporate functions, and the additional operations and maintenance expenses of Monarch Gas Company. In addition, the increase in operations and maintenance expenses in the twelve month period can be attributed to additional expenses resulting from the consolidation of operations in the Company's Virginia/East Tennessee Division in the third quarter of 1995.

                 Depreciation and amortization expense and other taxes increased in the second quarter, six and twelve month periods ended June 30, 1996, as compared to the same periods in 1995, primarily due to additional plant in service. Federal and state income taxes varied in all periods in relation to changes in income.

                 Other utility income, net of tax decreased in the second quarter of 1996, as compared to the same period in 1995, as a result of an adjustment in the second quarter of 1995 to recognize revenues related to the release over the previous several months of the Company's excess firm capacity on the pipeline which serves the Company's Kansas operation. The recognition of these revenues is allowed by the Kansas Corporation Commission. This decrease was partially offset by increased interest income on deferred gas costs that are to be billed in the future and increased revenues from an incentive rate program in Tennessee. Effective April 1996, the Tennessee Public Service Commission issued an order which raised the amount of gains or losses to be recognized by the Company as a result of the incentive rate program from a maximum of $25,000 per month to $600,000 per year. Other utility income, net of tax increased in the six and twelve month periods from the previous year periods primarily as a result of revenues from the incentive rate program in Tennessee and increased interest income on deferred gas costs that are to be billed in the future, partially offset by decreased revenues generated by the release of the Company's excess firm capacity on the pipelines which serve the Company. In the twelve month period, the increase in other utility income, net of tax can also be attributed to a $171,000 credit made in September 1995 for the capitalization of the equity portion of the allowance for funds used during construction (AFUDC) of a twenty-eight mile main in Middle Tennessee.

                 Interest expense remained constant in the three and six month periods ended June 30, 1996, as compared to the same periods in 1995. In both periods the decrease in interest on short-term debt outstanding was offset by interest on increased long-term debt. Interest expense decreased in the twelve month period ended June 30, 1996, as compared to the same period in 1995, because of less interest on short-term debt outstanding and a $349,000 reduction to interest expense related to the capitalization of the debt portion of the AFUDC of a twenty-eight mile main in Middle Tennessee. This decrease was slightly offset by interest on increased long-term debt.

                 The table below reflects operating revenues, natural gas through-put and weather data for the periods ended June 30:

      OPERATING STATISTICS-UTILITY

                                             THREE MONTHS ENDED      SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                             -------------------     ----------------       -------------------
                                               1996       1995        1996       1995        1996         1995
                                               ----       ----        ----       ----        ----         ----
         (Unaudited, in thousands)
         UTILITY OPERATING REVENUES:
           Residential..................      $23,156     $16,424    $ 98,564  $ 71,090      $155,077   $117,877
           Commercial...................       15,630       9,786      56,210    39,023        88,154     65,871
           Industrial...................       17,625      13,642      39,403    32,665        67,513     63,268
           Transportation...............        2,381       1,815       5,231     3,917         9,418      7,788
           Other Revenues...............        1,906         579       5,999     1,557         8,853      1,889
                                              -------     -------    --------  --------      --------   --------
                Total...................      $60,698     $42,246    $205,407  $148,252      $329,015   $256,693
                                              =======     =======    ========  ========      ========   ========
         NATURAL GAS THROUGH-PUT (MCF):
           Residential..................        3,006       2,645      15,687    13,011        25,577     20,810
           Commercial...................        2,507       2,143       9,778     8,388        16,555     13,944
           Industrial-
             Firm.......................        1,415       1,691       3,855     4,122         7,058      7,720
             Interruptible..............        2,653       2,658       5,677     6,013        11,583     11,589
                                              -------     -------    --------  --------      --------   --------
                                                9,581       9,137      34,997    31,534        60,773     54,063
           Transportation...............        4,383       3,865       8,741     8,148        17,777     14,811
                                              -------     -------    --------  --------      --------   --------
                Total...................       13,964      13,002      43,738    39,682        78,550     68,874
                                              =======     =======    ========  ========      ========   ========

         WEATHER DATA-COLDER (WARMER)
           than normal*.................           **          **         7.5%    (10.7%)         8.9%     (14.4%)
                                              =======     =======    ========  ========      ========   ========

       *Based on system weighted average. Data for 1996 is preliminary. **Not meaningful for second quarter.

ITEM 2. CONTINUED

         OPERATING RESULTS-NON-UTILITY

                 Revenues of UCG Energy Corporation (UCG Energy) increased $15,446,000, $21,735,000 and $20,683,000, respectively, in the second quarter, six and twelve month periods ended June 30, 1996, as compared to the same periods in 1995. Revenues in the utility services division increased in all periods as a result of increased gas brokerage sales to Woodward Marketing, L.L.C. (WMLLC). The propane division's revenues increased in all periods due to increased retail and wholesale volumes sold and increased transport revenues, both due to colder than normal weather, and as a result of the acquisitions of Transpro South, Inc., in May 1995 and Duncan Gas Service in January 1996. The propane division's revenues also increased in the twelve month period as a result of the acquisition of Harrell Propane, Inc., in January 1995. The rental division's revenues decreased in all periods due to the transfer of certain rental units to the parent company.

                 Expenses of UCG Energy, including cost of sales, increased $15,789,000, $21,631,000 and $20,422,000, respectively, in the second quarter, six and twelve month periods ended June 30, 1996, as compared to the same periods in 1995. Expenses of the utility services division increased in all periods as a result of increased cost of sales from increased gas brokerage activities. Expenses increased in all periods in the propane division principally as a result of the cost of increased propane volumes sold and increased administrative and general expenses, both due to colder than normal weather, and the acquisitions of Transpro South, Inc., and Duncan Gas Service. In addition, expenses of the propane division increased in the twelve month period as a result of the acquisition of Harrell Propane, Inc. Expenses increased only slightly in all periods from the previous year in the rental division.

                 Other income, net of UCG Energy increased $87,000, $677,000 and $1,348,000, respectively, in the second quarter, six and twelve month periods ended June 30, 1996, as compared to the previous year periods. The increase in the second quarter was the result of increased income from investments in natural gas and oil exploration and production projects. The increase in the six and twelve month periods was primarily the result of increased investment income from WMLLC. Investment income from WMLLC, before income taxes, was $116,000, $1,383,000 and $1,989,000, respectively, for the second quarter, six and twelve month periods ended June 30, 1996.

                 UCG Energy's net loss increased $185,000 in the second quarter while net income increased $423,000 and $410,000 in the six and twelve month periods ended June 30, 1996, as compared to the same periods in 1995. The increase in the net loss for the second quarter can be attributed to the transfer of certain rental units from the rental division to the parent company at the end of 1995 and the associated loss of rental income, partially offset by decreased depreciation expense related to those rental units. The increase in net income in the six month period is due to a combination of increased investment income from WMLLC and increased sales in the propane division. The increase in net income for the twelve month period can largely be attributed to increased sales in the propane division, partially offset by decreased rental income in the rental division. In the utility services division, the increase in investment income from WMLLC for the twelve month period was partially offset by increased amortization and interest expenses related to that investment.

                 Effective January 1, 1996, United Cities Propane Gas of Tennessee, Inc. (UCPT), a subsidiary of UCG Energy, purchased substantially all of the propane assets of Duncan Gas Service for approximately $4,310,000. In addition, UCPT entered into a ten-year non-compete agreement with the prior owners for $250,000. This acquisition added approximately 2,000 customers in the Johnson City, Tennessee area.

                 United Cities Gas Storage Company had net income for the three, six and twelve month periods of $227,000, $396,000 and $831,000, respectively, as compared to $154,000, $305,000 and $604,000 for the same periods in 1995. The revenues of the subsidiary were primarily derived from natural gas storage services and natural gas provided to United Cities Gas Company.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                 Total cash provided by operations for the three, six and twelve month periods ended June 30, 1996, was $6,601,000, $53,605,000 and $33,605,000, respectively. Changes in accounts receivable, gas in storage and accounts payable were primarily a result of the weather sensitive nature of the Company's business. Changes in gas costs to be billed in the future and supplier refunds due customers were primarily a result of the timing of the recoveries from, or refunds to, customers of these costs through the Purchased Gas Adjustment mechanism.

ITEM 2. CONTINUED

                 The financing activities for the three, six and twelve month periods reflect the retirement of long-term debt, dividend payments, the issuance of stock through the Company's various stock purchase plans and the net activity of short-term borrowings. In addition, the financing activities of the twelve month period reflect $22,000,000 of medium-term notes and a $5,000,000 term note in UCPT that were issued in the last quarter of 1995. The proceeds of these activities were used to repay short-term borrowings, retire long-term debt, finance the Company's construction program and for other corporate purposes.

                 The Company had authorized as of June 30, 1996, specific purchases and construction projects amounting to $15,326,000 of its 1996 utility capital budget of $29,000,000 and $6,429,000 of its non-utility capital budget of $7,800,000.

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

                 Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." For fiscal years beginning after December 15, 1995, this statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company did not change the method of accounting for these plans.

                 As a result of an election held on March 29, 1996, 20 employees in Hannibal, Missouri will be represented by a union. On April 19, 1996, an election was held in Columbus, Georgia for 97 employees to determine whether they would be represented by a union. The results of that election are pending the outcome of an administrative hearing.

                 Effective May 17, 1996, the Company received an annual rate increase of $410,000 in the state of Iowa. The Company had filed to increase rates by $750,000 on an annual basis. Included in the rate increase was the recovery of $1,787,000 over a ten-year period related to the Company's agreement with Union Electric Company (Union Electric) whereby Union Electric agreed to assume responsibility for the Company's continuing investigation and environmental response action obligations as outlined in the feasibility study pertaining to a manufactured gas plant site in Keokuk, Iowa.

                 On May 31, 1996, the Company filed to increase rates on an annual basis by $5,000,000 in the state of Georgia. The Company expects that any increase granted will be effective by the end of 1996.

                 On June 28, 1996, Monarch Gas Company (Monarch) was merged into the Company. The merger was accounted for as a pooling of interests in which the Company issued 207,366 shares of the Company's common stock in exchange for the common stock of Monarch. In addition, the Company entered into five-year non-compete agreements with the prior owners of Monarch totaling $400,000. The merger added approximately 2,900 customers in the Vandalia, Illinois area. The Company has not restated prior years' financial statements due to immateriality.

                 On July 19, 1996, the Company and Atmos Energy Corporation (Atmos) entered into a definitive agreement whereby the Company will be merged with and into Atmos, with Atmos as the surviving corporation. Under the definitive agreement, one share of Atmos stock will be exchanged for each share of the Company's stock. The transaction is expected to be accounted for as a pooling of interests. Subject to approval by the shareholders of both companies and the appropriate regulatory bodies, the transaction is expected to be completed by March 31, 1997. Atmos is based in Dallas, Texas, and currently provides natural gas service to approximately 673,000 customers in Texas, Colorado, Kansas, Missouri, Louisiana and Kentucky.

ITEM 2. CONTINUED

                 On August 1, 1996, Southern Union Company (Southern Union) filed a Schedule 13D with the Securities and Exchange Commission reporting that it owned 6.5% of the Company's outstanding common stock. On August 6, 1996, the Company and Atmos filed a joint complaint with the Missouri Public Service Commission against Southern Union alleging that Southern Union's purchases of the Company's common stock violated a Missouri statute which requires prior approval of the Missouri Public Service Commission for any public utility in Missouri to acquire the stock of another public utility in Missouri. The complaint asks for a declaration, among other things, that the purchases of the Company's stock by Southern Union be declared null and void and that Southern Union be prohibited from further purchases of the Company's stock.

                 The Company believes its short-term lines of credit are sufficient to meet anticipated short-term requirements. At June 30, 1996, the Company had $93,000,000 in short-term lines of credit, including master and banker's acceptance notes, bearing interest primarily at the lesser of the prime rate or a negotiated rate during the term of each borrowing. Under these arrangements, $9,404,000 in short-term debt was outstanding at June 30, 1996.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

ITEM 1.          LEGAL PROCEEDINGS.

                 See December 31, 1995 Form 10-K and Part I of this filing.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 The annual meeting of Shareholders was held May 3, 1996. The matters voted upon were as follows:

                 Proposal 1.      The shareholders elected Jerry H. Ballengee,
                                  Richard W. Cardin, Vincent J. Lewis and
                                  Stirton Oman, Jr. to serve the Company as directors for a three-year term. Dale A.
                                  Keasling was elected to serve as a director for a two-year term. Directors of the Company who are continuing their terms are Dwight C. Baum, Thomas J. Garland, Gene C.
                                  Koonce and George C. Woodruff, Jr.  (See
                                  Amended By-laws of the Company filed with this report as Exhibit 3.02)

                 Proposal 2.      The shareholders approved an amendment to the
                                  Company's Articles of Incorporation
                                  concerning directors' liability.  (See
                                  Amended Articles of Incorporation of the
                                  Company filed with this report as Exhibit
                                  3.01)

                 The results of the voting for each proposal were as follows:

                                      FOR      AGAINST   WITHHELD  NON-VOTE
                                      ---      -------   --------  --------
         Proposal 1. Ballengee    10,838,126      -      235,913      -
                     Cardin       10,835,838      -      238,200      1
                     Keasling     10,830,211      -      243,828      -
                     Lewis        10,853,059      -      220,979      1
                     Oman         10,844,773      -      229,266      -

         Proposal 2.              10,571,702   331,691   157,190    13,456



ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibits-See list of Exhibits on page 15 hereof.

                 (b) The following Form 8-Ks were filed during the quarter ended June 30, 1996:
                          1.  Form 8-K, Item 5 dated May 6, 1996.
                          2.  Form 8-K, Item 5 dated May 29, 1996.
                          3.  Form 8-K, Item 5 dated June 3, 1996.

                 UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                              LIST OF EXHIBITS


 3.01          Amended Articles of Incorporation of Company as Amended May 3,
               1996.

 3.02          Amended By-Laws of Company as Amended May 3, 1996.

12.01          Computation of Ratio of Consolidated Earnings to Fixed Charges.

27.1           Financial Data Schedule
               Restated March 31, 1996 (for SEC use only)

27.2           Financial Data Schedule (for SEC use only)

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            UNITED CITIES GAS COMPANY




                                        /s/ Adrienne H. Brandon
                                            ----------------------------
                                            Adrienne H. Brandon
                                            Vice President and Controller
                                            On behalf
                                            of the Registrant

Date:  August 9, 1996