Form 10-Q/A
period 1996-06-30
UNITED CITIES GAS CO
filed 1996-08-22
CIK 101105

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A

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

ITEM 1.          LEGAL PROCEEDINGS.

                 See December 31, 1995 Form 10-K and Part I of this filing.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 The annual meeting of Shareholders was held May 3, 1996. The matters voted upon were as follows:

                 Proposal 1.      The shareholders elected Jerry H. Ballengee,
                                  Richard W. Cardin, Vincent J. Lewis and
                                  Stirton Oman, Jr. to serve the Company as directors for a three-year term. Dale A.
                                  Keasling was elected to serve as a director for a two-year term. Directors of the Company who are continuing their terms are Dwight C. Baum, Thomas J. Garland, Gene C.
                                  Koonce, Dennis L. Mewberry, Timothy W.
                                  Triplett and George C. Woodruff, Jr.  (See
                                  Amended By-laws of the Company filed with this report as Exhibit 3.02)

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

                 UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                              LIST OF EXHIBITS


 3.01*         Amended Articles of Incorporation of Company as Amended May 3,
               1996.

 3.02*         Amended By-Laws of Company as Amended May 3, 1996.

12.01*         Computation of Ratio of Consolidated Earnings to Fixed Charges.

27.1*          Financial Data Schedule
               Restated March 31, 1996 (for SEC use only)

27.2*          Financial Data Schedule (for SEC use only)


* previously filed

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

Date:  August 22, 1996