Form 10-Q
period 1996-09-30
UNITED CITIES GAS CO
filed 1996-11-12
CIK 101105

================================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.
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

 X   Yes
----
     No
----

  At October 31, 1996, 13,183,312 shares of the common stock of the Registrant were outstanding.

================================================================================

                 UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                        Quarterly Report on Form 10-Q
                  For the Quarter Ended September 30, 1996


                              Table of Contents

  Item                                                                                      Page
 Number                PART I -- FINANCIAL INFORMATION                                     Number
 ------                                                                                    ------
   1       Financial Statements:
             Consolidated Statements of Income (Unaudited) for the Three, Nine                3
               and Twelve Months Ended September 30, 1996 and September 30, 1995.

             Consolidated Statements of Cash Flows (Unaudited) for the Three, Nine            4
               and Twelve Months Ended September 30, 1996 and September 30, 1995.

             Consolidated Balance Sheets at September 30, 1996 (Unaudited) and                5
               December 31, 1995.

             Consolidated Statements of Capitalization at September 30, 1996                  6
               (Unaudited) and December 31, 1995.

             Notes to Consolidated Financial Statements.                                      7

   2       Management's Discussion and Analysis of Financial Condition                        9
             and Results of Operations.

                         PART II -- OTHER INFORMATION

   1       Legal Proceedings.                                                                14

   4       Submission of Matters to a Vote of Security Holders.                       Not Applicable

   6       Exhibits and Reports on Form 8-K.                                                 14

           List of Exhibits.                                                                 15

           Signature                                                                         16


                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended       Nine Months Ended       Twelve Months Ended
                                                           September 30,           September 30,             September 30,
                                                        ------------------      --------------------     --------------------
(Unaudited, in thousands, except per share amounts)       1996       1995        1996         1995        1996         1995
Utility Operating Revenues............................   $39,953   $32,248      $245,360    $180,500     $336,720    $254,798
   Natural gas cost...................................    24,651    18,066       158,326     104,011      213,491     146,777
                                                         -------   -------      --------    --------     --------    --------
Utility Operating Margin..............................    15,302    14,182        87,034      76,489      123,229     108,021
                                                         -------   -------      --------    --------     --------    --------
Other Utility Operating Expenses:
   Operations and maintenance.........................    15,578    16,139        46,925      45,903       62,848      59,773
   Depreciation and amortization......................     4,202     3,765        12,370      11,137       16,352      14,569
   Federal and state income taxes.....................    (4,190)   (4,369)        2,612          79        6,583       2,790
   Other taxes........................................     2,767     2,731         9,385       9,128       12,557      11,807
                                                         -------   -------      --------    --------     --------    --------
     Total other utility operating expenses...........    18,357    18,266        71,292      66,247       98,340      88,939
                                                         -------   -------      --------    --------     --------    --------
Utility Operating Income (Loss).......................    (3,055)   (4,084)       15,742      10,242       24,889      19,082
Other Utility Income, net of tax......................       155       298           389         471          574         385
                                                         -------   -------      --------    --------     --------    --------
                                                          (2,900)   (3,786)       16,131      10,713       25,463      19,467
                                                         -------   -------      --------    --------     --------    --------
Utility Interest Expense:
   Interest on long-term debt.........................     3,118     2,980         9,655       8,997       12,691      12,063
   Other interest expense.............................       516       227         1,187       1,418        2,035       2,187
                                                         -------   -------      --------    --------     --------    --------
     Total utility interest expense...................     3,634     3,207        10,842      10,415       14,726      14,250
                                                         -------   -------      --------    --------     --------    --------
Utility Income (Loss).................................    (6,534)   (6,993)        5,289         298       10,737       5,217
                                                         -------   -------      --------    --------     --------    --------
Other Income (Loss):
   Operations of UCG Energy Corporation-
      Revenues........................................    19,447     6,135        58,009      22,962       69,480      33,335
      Operating expenses..............................   (18,817)   (4,926)      (53,225)    (17,703)     (61,147)    (25,028)
      Interest expense................................      (328)     (380)       (1,031)       (901)      (1,322)     (1,103)
      Depreciation and amortization...................      (966)   (1,269)       (2,873)     (3,260)      (3,992)     (4,195)
      Other income, net...............................       391       259         2,381       1,572        3,139       1,751
      Federal and state income taxes..................       105        68        (1,237)     (1,014)      (2,341)     (1,808)
                                                         -------   -------      --------    --------     --------    --------
                                                            (168)     (113)        2,024       1,656        3,817       2,952
                                                         -------   -------      --------    --------     --------    --------
   Operations of United Cities Gas Storage Company-
      Revenues........................................       882     1,800         4,753       4,828        7,368       6,125
      Operating expenses..............................      (207)   (1,170)       (2,823)     (3,010)      (4,718)     (3,702)
      Interest expense................................      (202)     (228)         (615)       (734)        (846)       (966)
      Depreciation....................................       (98)      (92)         (294)       (276)        (386)       (368)
      Federal and state income taxes..................      (145)     (120)         (395)       (313)        (547)       (422)
                                                         -------   -------      --------    --------     --------    --------
                                                             230       190           626         495          871         667
                                                         -------   -------      --------    --------     --------    --------
Common Stock Earnings (Loss)..........................   ($6,472)  ($6,916)     $  7,939    $  2,449     $ 15,425    $  8,836
                                                         =======   =======      ========    ========     ========    ========
Common Stock Earnings (Loss) Per Share................   ($ 0.49)  ($ 0.55)     $   0.61    $   0.21     $   1.19    $   0.79
                                                         =======   =======      ========    ========     ========    ========
Average Number of Common Shares Outstanding...........    13,138    12,585        13,051      11,492       12,958      11,249
                                                         =======   =======      ========    ========     ========    ========
Common Stock Dividends Per Share......................   $ 0.255   $ 0.255      $  0.765    $  0.765     $   1.02    $   1.02
                                                         =======   =======      ========    ========     ========    ========


                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended        Nine Months Ended    Twelve Months Ended
                                                                   September 30,            September 30,          September 30,
                                                                -------------------       -----------------    -------------------
(Unaudited, in thousands)                                         1996       1995          1996       1995        1996      1995
Cash Flows from Operating Activities:
   Common stock earnings (loss)..............................   ($6,472)    ($6,916)      $ 7,939   $ 2,449     $15,425   $ 8,836
                                                                -------     -------       -------   -------     -------   -------
   Adjustments to reconcile common stock earnings (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization..........................     5,266       5,126        15,537    14,673      20,730    19,132
      Deferred taxes.........................................       (45)          6          (137)       19       1,624     1,536
      Investment tax credits, net............................       (90)        (91)         (270)     (273)       (344)     (366)
      Investment income from Woodward Marketing, L.L.C.......      (181)        (53)       (1,564)     (802)     (2,116)     (802)
      Changes in current assets and current liabilities:
         Receivables.........................................     8,616       2,204        32,995    28,733      (6,925)    2,519
         Materials and supplies..............................      (208)         86          (425)     (277)        118         7
         Gas in storage......................................   (12,501)     (7,107)      (15,352)    1,338      (6,882)    4,888
         Gas costs to be billed in the future................    (1,166)     (4,792)        6,710    (1,969)      8,923    (4,352)
         Prepayments and other...............................    (2,603)       (226)       (3,005)     (552)     (2,435)      350
         Accounts payable....................................    (3,545)     (1,021)       (7,781)   (9,924)      2,287       577
         Customer deposits and advance payments..............     3,330       2,048        (1,221)   (1,160)     (2,156)      318
         Accrued interest....................................     3,064       2,669         2,723     2,330         660      (133)
         Supplier refunds due customers......................    (5,260)       (685)       (4,866)    3,450      (7,303)    3,561
         Accrued taxes.......................................    (4,407)     (6,132)        3,774    (5,704)      7,523    (3,539)
         Other, net..........................................    (2,044)     (1,344)          302    (3,269)      2,458    (2,430)
                                                                -------     -------       -------   -------     -------   -------
              Total adjustments..............................   (11,774)     (9,312)       27,420    26,613      16,162    21,266
                                                                -------     -------       -------   -------     -------   -------
                Net cash provided by (used in) operating
                  activities.................................   (18,246)    (16,228)       35,359    29,062      31,587    30,102
                                                                -------     -------       -------   -------     -------   -------

Cash Flows from Investing Activities:
   Additions to property - utility...........................    (8,526)     (8,553)      (22,886)  (26,351)    (31,695)  (34,623)
   Additions to property - non-utility.......................    (2,469)       (305)       (5,444)   (2,672)     (7,698)   (4,261)
   Investment in Woodward Marketing, L.L.C., net.............       153       -               795      (832)        795      (832)
                                                                -------     -------       -------   -------     -------   -------
                Net cash used in investing activities........   (10,842)     (8,858)      (27,535)  (29,855)    (38,598)  (39,716)
                                                                -------     -------       -------   -------     -------   -------

Cash Flows from Financing Activities:
   Short-term borrowings - net...............................    31,496      23,596         8,587    (9,640)      4,352     1,719
   Proceeds from issuance of long-term debt..................     -           -            -           -         27,000      -
   Proceeds from issuance of common stock....................       766         758         2,322    22,468       3,168    24,720
   Long-term debt retirements................................      (695)       (484)      (12,356)   (5,817)    (12,886)   (6,496)
   Dividends paid............................................    (2,838)     (2,716)       (8,347)   (7,474)    (11,079)   (9,836)
                                                                -------     -------       -------   -------     -------   -------
                Net cash provided by (used in) financing
                  activities.................................    28,729      21,154        (9,794)     (463)     10,555    10,107
                                                                -------     -------       -------   -------     -------   -------

Net Increase (Decrease) in Cash and Temporary Investments....      (359)     (3,932)       (1,970)   (1,256)      3,544       493
Cash and Temporary Investments at Beginning of Period........     5,391       5,420         7,002     2,744       1,488       995
                                                                -------     -------       -------   -------     -------   -------
Cash and Temporary Investments at End of Period..............   $ 5,032     $ 1,488       $ 5,032   $ 1,488     $ 5,032   $ 1,488
                                                                =======     =======       =======   =======     =======   =======

Cash Paid During the Period for:
   Interest, net of amounts capitalized......................   $ 1,059     $ 1,147       $ 9,688   $ 9,721     $16,131   $16,481
                                                                =======     =======       =======   =======     =======   =======
   Income taxes..............................................   $ 1,499     $ 2,452       $ 4,736   $ 7,521     $ 5,838   $ 8,225
                                                                =======     =======       =======   =======     =======   =======
Noncash Investing and Financing Activities:
   Dividends reinvested......................................   $   513     $   493       $ 1,534   $ 1,297     $ 2,036   $ 1,628
                                                                =======     =======       =======   =======     =======   =======
   Debt incurred to acquire assets of Harrell Propane, Inc...     -           -             -       $ 1,250       -       $ 1,250
                                                                =======     =======       =======   =======     =======   =======
   Debt incurred to acquire assets of Duncan Gas Service.....     -           -           $ 2,957      -        $ 2,957      -
                                                                =======     =======       =======   =======     =======   =======
   Common stock issued in investment in Woodward Marketing,
     L.L.C...................................................     -           -             -       $ 5,000       -       $ 5,000
                                                                =======     =======       =======   =======     =======   =======
   Increase in common stock equity due to acquisition of
     Monarch Gas Co..........................................     -           -           $ 2,434      -        $ 2,434      -
                                                                =======     =======       =======   =======     =======   =======

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                                    September 30,      December 31,
(In thousands)                                                          1996               1995
                                                                    -------------      ------------
ASSETS                                                               (Unaudited)
   Utility Plant:
       Plant in service, at cost.................................      $469,420          $445,058
         Less-accumulated depreciation...........................       171,488           157,968
                                                                       --------          --------
                                                                        297,932           287,090
                                                                       --------          --------
   Non-Utility Property:
       Property, plant and equipment.............................        75,852            67,423
         Less-accumulated depreciation...........................        21,040            19,501
                                                                       --------          --------
                                                                         54,812            47,922
                                                                       --------          --------
   Current Assets:
       Cash and temporary investments............................         5,032             7,002
       Receivables, less allowance for uncollectible accounts
         of $1,344 in 1996 and $1,352 in 1995....................        21,522            54,517
       Materials and supplies....................................         5,339             4,914
       Gas in storage............................................        31,995            16,643
       Gas costs to be billed in the future......................         9,003            15,713
       Prepayments and other.....................................         5,033             2,028
                                                                       --------          --------
                                                                         77,924           100,817
                                                                       --------          --------
   Deferred Charges:
       Unamortized debt discount and expense, net................         2,759             2,896
       Investment in Woodward Marketing, L.L.C., net.............         7,493             7,012
       Non-compete agreements, net...............................         3,361             3,259
       Other deferred charges....................................        13,417            11,381
                                                                       --------          --------
                                                                         27,030            24,548
                                                                       --------          --------
                                                                       $457,698          $460,377
                                                                       ========          ========
CAPITALIZATION AND LIABILITIES
   Capitalization:
       Common stock equity.......................................      $150,419          $146,071
       Long-term debt............................................       157,492           163,160
                                                                       --------          --------
                                                                        307,911           309,231
                                                                       --------          --------
   Current Liabilities:
       Current portion of long-term obligations..................         5,424             9,155
       Notes payable.............................................        40,900            32,313
       Accounts payable for gas costs............................        16,851            24,433
       Other accounts payable....................................         4,685             4,884
       Accrued taxes.............................................         8,194             4,420
       Customer deposits and advance payments....................        10,857            12,078
       Accrued interest..........................................         6,335             3,612
       Supplier refunds due customers............................         1,588             6,454
       Other.....................................................        10,481             8,580
                                                                       --------          --------
                                                                        105,315           105,929
                                                                       --------          --------
   Deferred Credits:
       Accumulated deferred income tax...........................        31,035            31,599
       Deferred investment tax credits...........................         4,028             4,281
       Income taxes due customers................................         5,005             5,190
       Other.....................................................         4,404             4,147
                                                                       --------          --------
                                                                         44,472            45,217
                                                                       --------          --------
                                                                       $457,698          $460,377
                                                                       ========          ========

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION




                                                                                   September 30,          December 31,
                                                                                        1996                  1995
(In thousands, except share amounts)                                             -------------------   ------------------
Common Stock Equity:                                                               (Unaudited)
    Common stock without par value, authorized
      40,000,000 shares, outstanding 13,174,794 in 1996
      and 12,727,280 in 1995...........................................          $107,091              $101,735
    Capital surplus....................................................            22,462                22,462
    Retained earnings..................................................            20,866                21,874
                                                                                 --------              --------
      Total common stock equity........................................           150,419      48.9%    146,071     47.2%
                                                                                 --------     ------   --------    ------
Long-Term Debt:
    First mortgage bonds ..............................................           115,000               125,000
    Medium term notes, 6.20% through 6.67%, due 2000
       through 2025....................................................            22,000                22,000
    Senior secured storage term notes, 7.45%, due in
       installments through 2007.......................................             9,501                 9,926
    Rental property adjustable rate term notes due in
       installments through 1999.......................................             4,978                 5,691
    Rental property fixed rate term note, 7.90%, due in
       installments through 2013.......................................             2,226                 2,292
    Propane term note, 6.99%, due in installments
       through 2002....................................................             4,750                 5,000
    Other long-term obligations due in installments through 2004.......             4,461                 2,406
                                                                                 --------              --------
                                                                                  162,916               172,315
        Less-current requirements......................................             5,424                 9,155
                                                                                 --------              --------
        Total long-term debt, excluding amounts due within one year....           157,492      51.1%    163,160     52.8%
                                                                                 --------     ------   --------    ------
Total Capitalization...................................................          $307,911     100.0%   $309,231    100.0%
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

    The Company's business is seasonal in nature resulting in greater earnings during the winter months. The results of operations for the three and nine-month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

    Effective September 1, 1996, UCPT purchased substantially all of the propane assets of Arrow Propane, Inc. for approximately $610,000. In addition, the subsidiary entered into a ten-year non-compete agreement with the prior owners for $50,000. This acquisition added approximately 700 customers in the Woodbury, Tennessee area.

    On July 19, 1996, the Company and Atmos Energy Corporation (Atmos) entered into a definitive agreement whereby the Company will be merged with and into Atmos, with Atmos as the surviving corporation. Under the definitive agreement, one share of Atmos stock will be exchanged for each share of the Company's stock. The transaction is expected to be accounted for as a pooling of interests. Subject to approval by the shareholders of both companies and the appropriate regulatory bodies, the transaction is expected to be completed by March 31, 1997. Atmos is based in Dallas, Texas, and currently provides natural gas service to approximately 673,000 customers in Texas, Colorado, Kansas, Missouri, Louisiana and Kentucky. Initial proxy solicitation materials were sent by the Company to its shareholders on or about October 7, 1996, with respect to the special shareholders' meeting to be held on November 12, 1996.

    In connection with the merger with Atmos, certain litigation was initiated by Southern Union Company (Southern), the Company and Atmos. On November 4, 1996, the Company and Atmos announced that they had entered into an agreement with Southern under which Southern agreed not to exercise their dissenter's rights with respect to the merger of the Company with and into Atmos. Southern also agreed not to solicit proxies against the proposed merger.

    Certain reclassifications were made conforming prior year's financial statements with 1996 financial statement presentation.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

        Overview

        The Company's 1996 third quarter common stock loss was $6,472,000 compared to the third quarter 1995 loss of $6,916,000. The loss per common share in the third quarter of 1996 was $.49 on an additional 553,000 average number of shares outstanding compared to the loss of $.55 for the comparable period in 1995. Common stock earnings for the nine-month period ended September 30, 1996, were $7,939,000 compared to $2,449,000 for the nine-month period ended September 30, 1995. Common stock earnings per share increased from $.21 in the nine-month period in 1995 to $.61 in the nine-month period in 1996. Average shares outstanding increased by 1,559,000 for the nine-month period ended September 30, 1996. Common stock earnings for the twelve-month period ended September 30, 1996, were $15,425,000 compared to $8,836,000 for the twelve-month period ended September 30, 1995. Common stock earnings per share increased from $.79 in the twelve-month period in 1995 to $1.19 in the twelve-month period in 1996. Average shares outstanding increased by 1,709,000 for the twelve-month period ended September 30, 1996.

        The following table summarizes certain information regarding the operation of each segment of the Company's business for the periods ended September 30:

                                                      Three Months Ended        Nine Months Ended         Twelve Months Ended
                                                      -------------------      --------------------      --------------------
                                                       1996        1995         1996         1995         1996         1995
         (Unaudited, in thousands)                    -------     -------      --------    --------      --------    --------
         Operating Revenues:
         Utility.................................     $39,953     $32,248      $245,360    $180,500      $336,720    $254,798
                                                      -------     -------      --------    --------      --------    --------
         Subsidiaries:
           UCG Energy Corporation-
             Propane Division....................       5,565       3,997        25,557      14,840        35,368      20,769
             Rental Division.....................       1,013       1,554         3,181       4,671         4,469       6,294
             Utility Services Division...........      12,869         584        29,271       3,451        29,643       6,272
                                                      -------     -------      --------    --------      --------    --------
               Total UCG Energy Corporation......      19,447       6,135        58,009      22,962        69,480      33,335
           United Cities Gas Storage Company.....         882       1,800         4,753       4,828         7,368       6,125
                                                      -------     -------      --------    --------      --------    --------
               Total Subsidiaries................      20,329       7,935        62,762      27,790        76,848      39,460
                                                      -------     -------      --------    --------      --------    --------
         Total Operating Revenues................     $60,282     $40,183      $308,122    $208,290      $413,568    $294,258
                                                      =======     =======      ========    ========      ========    ========

         Common Stock Earnings (Loss):
         Utility.................................     ($6,534)    ($6,993)     $  5,289    $    298      $ 10,737    $  5,217
                                                      -------     -------      --------    --------      --------    --------
         Subsidiaries:
           UCG Energy Corporation-
             Propane Division....................        (511)       (476)          259         (81)        1,463         593
             Rental Division.....................         293         376           947       1,235         1,404       1,739
             Utility Services Division...........          50         (13)          818         502           950         620
                                                      -------     -------      --------    --------      --------    --------
               Total UCG Energy Corporation......        (168)       (113)        2,024       1,656         3,817       2,952
           United Cities Gas Storage Company.....         230         190           626         495           871         667
                                                      -------     -------      --------    --------      --------    --------
               Total Subsidiaries................          62          77         2,650       2,151         4,688       3,619
                                                      -------     -------      --------    --------      --------    --------
         Total Common Stock Earnings (Loss)......     ($6,472)    ($6,916)     $  7,939    $  2,449      $ 15,425    $  8,836
                                                      =======     =======      ========    ========      ========    ========


         Operating Results-Utility

              The utility loss decreased by $459,000 in the third quarter and utility earnings increased $4,991,000 and $5,520,000, respectively, in the nine and twelve-month periods in 1996 from the comparable 1995 periods due predominantly to the factors mentioned below.

              The operating margin in the third quarter increased from $14,182,000 in 1995 to $15,302,000 in 1996. The operating margin for the nine-month period ended September 30, 1996, was $87,034,000 compared to $76,489,000 for the same period in 1995, and the margin increased $15,208,000 to $123,229,000 for the twelve months ended September 30, 1996. The increase in all periods is a result of rate increases in Kansas, Virginia, Missouri, Tennessee and Iowa; the acquisition of Monarch Gas Company; and volumes sold to new residential and commercial natural gas customers. The increase in the nine and twelve-month periods was also a result of the colder weather in 1996 as compared to 1995 and the additional revenues derived from penalties incurred by certain interruptible customers who elected not to go off the Company's system when curtailed during the first quarter of 1996.

Item 2. Continued

           Operations and maintenance expenses decreased $561,000 in the third quarter and increased $1,022,000 and $3,075,000, respectively, in the nine and twelve-month periods ended September 30, 1996, from the comparable 1995 periods. The expenses of the third quarter of 1995 include those related to the consolidation of the Company's Virginia/East Tennessee division of approximately $900,000. However, the effect of this decrease in operations and maintenance expenses from 1995 to 1996 was somewhat offset by increased payroll and outside services expense. The increase in operations and maintenance expenses in the nine and twelve-month periods was primarily a result of increased payroll and related benefits, expenses related to the consolidation of various division and corporate functions, and the additional operations and maintenance expenses of Monarch Gas Company. The 1995 expenses for the nine and twelve-month periods also include $900,000 of expenses related to the Virginia/East Tennessee division consolidation.

           Depreciation and amortization expense and other taxes, which includes property taxes, increased in the third quarter, nine and twelve-month periods ended September 30, 1996, as compared to the same periods in 1995, primarily due to additional plant in service. Federal and state income taxes varied in all periods in relation to changes in income.

           Interest expense increased in the three, nine and twelve-month periods ended September 30, 1996, as compared to the same periods in 1995. In all periods there was additional interest on increased long-term debt outstanding. In the three-month period other interest expense increased primarily as a result of a $349,000 credit in 1995 for the debt portion of the allowance for funds used during construction (AFUDC) of a twenty-eight mile main in Middle Tennessee. In the nine and twelve-month periods other interest expense decreased as a result of less interest on short-term debt outstanding, somewhat offset by the 1995 AFUDC credit.

          The table below reflects operating revenues, natural gas through-put and weather data for the periods ended September 30:

      Operating Statistics-Utility
                                                         Three Months Ended        Nine Months Ended         Twelve Months Ended
                                                         -------------------      --------------------      --------------------
                                                          1996        1995         1996         1995         1996         1995
      (Unaudited, in thousands)                          -------     -------      --------    --------      --------    --------
      Utility Operating Revenues:
        Residential...........................           $11,599     $10,219      $110,163    $ 81,309      $156,457    $117,522
        Commercial............................             9,690       7,524        65,900      46,547        90,320      65,495
        Industrial............................            14,103      12,018        53,506      44,683        69,599      61,022
        Transportation........................             2,475       1,958         7,706       5,875         9,933       8,357
        Other Revenues........................             2,086         529         8,085       2,086        10,411       2,402
                                                         -------     -------      --------    --------      --------    --------
             Total............................           $39,953     $32,248      $245,360    $180,500      $336,720    $254,798
                                                         =======     =======      ========    ========      ========    ========
      Natural Gas Through-Put (Mcf):
        Residential...........................             1,321       1,274        17,008      14,285        25,624      20,766
        Commercial............................             1,746       1,633        11,524      10,021        16,668      14,030
        Industrial-
          Firm................................             1,165       1,214         5,020       5,336         7,008       7,327
          Interruptible.......................             2,590       2,556         8,267       8,570        11,617      11,543
                                                         -------     -------      --------    --------      --------    --------
                                                           6,822       6,677        41,819      38,212        60,917      53,666
        Transportation........................             4,181       4,170        12,922      12,317        17,789      16,079
                                                         -------     -------      --------    --------      --------    --------
             Total............................            11,003      10,847        54,741      50,529        78,706      69,745
                                                         =======     =======      ========    ========      ========    ========

      Weather Data-colder (warmer)
        than normal*..........................             **          **             8.1%      (9.6%)          8.7%     (14.0%)
                                                         =======     =======      ========    ========      ========    ========

      *Based on system weighted average. Data for 1996 is preliminary. **Not meaningful for third quarter.

      Operating Results-Non-Utility

           Revenues of UCG Energy Corporation (UCG Energy) increased $13,312,000, $35,047,000 and $36,145,000, respectively, in the third quarter, nine and twelve-month periods ended September 30, 1996, as compared to the previous year periods. Revenues in the utility services division increased in all periods as a result of increased gas brokerage sales to Woodward Marketing, L.L.C. (WMLLC). The propane division's revenues increased in all periods due to increased retail and wholesale volumes sold and increased transport revenues, both due to colder than normal weather and additionally, the acquisitions of Duncan Gas Service in January 1996 and Arrow Propane, Inc.

Item 2. Continued

      in September 1996. In addition, the propane division's revenues increased in the nine and twelve-month periods as a result of the acquisition of Transpro South, Inc. in May 1995, and increased in the twelve-month period as a result of the acquisition of Harrell Propane, Inc. in January 1995. The rental division's revenues decreased in all periods due to the elimination of rental revenues as a result of the transfer of certain rental units to the parent company.

           Operating expenses of UCG Energy, including cost of sales, increased $13,891,000, $35,522,000 and $36,119,000, respectively, in the third quarter, nine and twelve-month periods ended September 30, 1996, as compared to the previous year periods. Expenses of the utility services division increased in all periods as a result of increased cost of sales from increased gas brokerage activities. Expenses increased in all periods in the propane division primarily as a result of the cost of increased propane volumes sold, the increased wholesale cost to the division of those propane volumes and increased administrative and general expenses. These increases were the result of colder than normal weather and the propane acquisitions during 1995 and 1996. Expenses increased only slightly in all periods from the previous year in the rental division.

           UCG Energy's other income, net increased $132,000, $809,000 and $1,388,000, respectively, in the third quarter, nine and twelve-month periods ended September 30, 1996, as compared to the previous year periods. The increase in all periods was primarily the result of increased income from WMLLC. Investment income from WMLLC, before income taxes, was $181,000, $1,564,000 and $2,116,000, respectively, for the third quarter, nine and twelve-month periods ended September 30, 1996.

           UCG Energy's net loss increased $55,000 in the third quarter while net income increased $368,000 and $865,000 in the nine and twelve-month periods ended September 30, 1996, as compared to the previous year periods. The increase in net loss for the third quarter can be attributed to the transfer of certain rental units from the rental division to the parent company at the end of 1995 and the associated loss of rental income, partially offset by decreased depreciation expense related to those rental units. The increase in net income in the nine-month period is due to a combination of increased investment income from WMLLC and increased sales in the propane division. Net income increased in the twelve-month period because of increased sales in the propane division, partially offset by decreased rental income in the rental division. In the utility services division, the increase in investment income from WMLLC for the same twelve-month period was partially offset by increased amortization and interest expense related to that investment.

           Effective January 1, 1996, United Cities Propane Gas of Tennessee, Inc. (UCPT), a subsidiary of UCG Energy, purchased substantially all of the propane assets of Duncan Gas Service for approximately $4,310,000.
      In addition, the subsidiary entered into a ten-year non-compete agreement with the prior owners for $250,000, to be paid over a ten-year period. This acquisition added approximately 2,000 customers in the Johnson City, Tennessee area.

           Effective September 1, 1996, UCPT purchased substantially all of the propane assets of Arrow Propane, Inc. for approximately $610,000. In addition, the subsidiary entered into a ten-year non-compete agreement with the prior owners for $50,000. This acquisition added approximately 700 customers in the Woodbury, Tennessee area.

           United Cities Gas Storage Company had net income for the three, nine and twelve-month periods ended September 30, 1996, of $230,000, $626,000 and $871,000, respectively, as compared to $190,000, $495,000 and $667,000 for the same periods in 1995. The revenues of the subsidiary were primarily derived from natural gas storage services and natural gas provided to United Cities Gas Company.

      Financial Condition, Liquidity and Capital Resources

           Total cash used in operations for the three-month period ended September 30, 1996, was $18,246,000. Total cash provided by operations for the nine and twelve-month periods ended September 30, 1996, was $35,359,000 and $31,587,000, respectively. Changes in accounts receivable, gas in storage and accounts payable were primarily a result of the weather sensitive nature of the Company's business. Changes in gas costs to be billed in the future and supplier refunds due customers were primarily a result of the timing of the recoveries from, or refunds to, customers of these costs through the Purchased Gas Adjustment mechanism.

           The financing activities for the three, nine and twelve-month periods ended September 30, 1996, reflect the retirement of long-term debt, dividend payments, the issuance of stock through the Company's various stock purchase plans and the net activity of short-term borrowings. In addition, the financing activities of the twelve-month period

Item 2. Continued

      reflect $22,000,000 of medium-term notes and a $5,000,000 term note in UCPT that were issued in the last quarter of 1995. The proceeds of these activities were used to repay short-term borrowings, retire long-term debt, finance the Company's construction program and for other corporate purposes.

           The Company had authorized as of September 30, 1996, specific purchases and construction projects amounting to $22,958,000 of its 1996 utility capital budget of $29,000,000 and $6,980,000 of its non-utility capital budget of $7,800,000.

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

           As a result of an election held on March 29, 1996, 20 employees in Hannibal, Missouri will be represented by a union. On April 19, 1996, an election was held in Columbus, Georgia for 97 employees to determine whether they would be represented by a union. The Company received final election results on or about September 6, 1996. The results indicated that the majority of employees who voted in the election voted against union representation in Columbus, Georgia.

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

          On July 19, 1996, the Company and Atmos Energy Corporation (Atmos) entered into a definitive agreement whereby the Company will be merged with and into Atmos, with Atmos as the surviving corporation. Under the definitive agreement, one share of Atmos stock will be exchanged for each share of the Company's stock. The transaction is expected to be accounted for as a pooling of interests. Subject to approval by the shareholders of both companies and the appropriate regulatory bodies, the transaction is expected to be completed by March 31, 1997. Atmos is based in Dallas, Texas, and currently provides natural gas service to approximately 673,000 customers in Texas, Colorado, Kansas, Missouri, Louisiana and Kentucky. Initial proxy solicitation materials were sent by the Company to its shareholders on or about October 7, 1996, with respect to the special shareholders' meeting to be held on November 12, 1996.

Item 2. Continued

           In connection with the merger with Atmos, certain litigation was initiated by Southern Union Company (Southern), the Company and Atmos.
      On November 4, 1996, the Company and Atmos announced that they had entered into an agreement with Southern under which Southern agreed not to exercise their dissenter's rights with respect to the merger of the Company with and into Atmos. Southern also agreed not to solicit proxies against the proposed merger.

           The Company believes its short-term lines of credit are sufficient to meet anticipated short-term requirements. At September 30, 1996, the Company had $91,000,000 in short-term lines of credit, including master and banker's acceptance notes, bearing interest primarily at the lesser of the prime rate or a negotiated rate during the term of each borrowing. Under these arrangements, $40,900,000 in short-term debt was outstanding at September 30, 1996.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                         Part II.  Other Information

                 For The Nine Months Ended September 30, 1996

Item 1.  Legal Proceedings.

           See December 31, 1995 Form 10-K and Part I of this filing.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits-See list of Exhibits on page 15 hereof.

           (b) The following Form 8-Ks were filed during the quarter ended September 30, 1996:
                   1.  Form 8-K, Item 5 dated July 2, 1996.
                   2.  Form 8-K, Item 5 dated July 23, 1996.
                   3.  Form 8-K, Item 5 dated August 6, 1996.

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                               LIST OF EXHIBITS


 3.01      Amended By-Laws of Company as Amended August 22, 1996.

12.01      Computation of Ratio of Consolidated Earnings to Fixed Charges.

27         Financial Data Schedule (for SEC use only)

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                  SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UNITED CITIES GAS COMPANY


                                           /S/ ADRIENNE H. BRANDON
                                               -----------------------------
                                               ADRIENNE H. BRANDON
                                               Vice President and Controller
                                               On behalf of the Registrant

Date: November 11, 1996