Form 10-K
period 1996-12-31
UNITED CITIES GAS CO
filed 1997-03-25
CIK 101105

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                            EFFECTIVE OCTOBER 7, 1996)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996        COMMISSION FILE NUMBER 0-1284

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing) $303,595,819. (As of February 28, 1997). Excludes shares owned by Directors and Officers (326,189) who might be deemed affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

            Common Stock 13,245,160 shares (As of February 28, 1997)

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

                 A LIST OF EXHIBITS APPEARS ON PAGE 56 HEREOF.
================================================================================

                                TABLE OF CONTENTS

     ITEM NO.                                                CAPTION                                                  PAGE
     --------                                                -------                                                  ----
                   PART I

        1.         Business .....................................................................................       1

        2.         Properties ...................................................................................      16

        3.         Legal Proceedings ............................................................................      16

        4.         Submission of Matters to a Vote of Security Holders ..........................................      17

                   PART II

        5.         Market for the Registrant's Common Equity and Related Stockholder Matters ....................      18

        6.         Selected Financial Data ......................................................................      18

        7.         Management's Discussion and Analysis of Financial Condition and Results of
                     Operations .................................................................................      19

        8.         Financial Statements and Supplementary Data ..................................................      28

        9.         Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure .................................................................................      28

                   PART III

       10.         Directors and Executive Officers of the Company ..............................................      28

       11.         Executive Compensation .......................................................................      28

       12.         Security Ownership of Certain Beneficial Owners and Management ...............................      28

       13.         Certain Relationships and Related Transactions ...............................................      28

                   PART IV

       14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................      28

                   Signatures ...................................................................................      52

                   List of Exhibits .............................................................................      56

                                     PART I
ITEM 1. BUSINESS
                                     GENERAL

    United Cities Gas Company (Cities) was incorporated under the laws of the State of Illinois on September 21, 1929. Cities' predominant business is the distribution of natural gas. As of December 31, 1996, Cities supplied natural gas service to approximately 320,000 customers. In addition to its business of natural gas distribution, Cities sells and installs gas appliances and performs certain appliance service work.

    Since 1986, Cities has significantly increased its customer base by adding approximately 166,000 new customers to its natural gas distribution system. The table below reflects the areas of growth through acquisitions and internal marketing efforts, including population growth within Cities' service areas.


          AREAS OF GROWTH                                               CUSTOMERS ADDED
          Acquisition of Great River Gas Company (May 1989) ...........         17,000
          Acquisition of Union Gas System, Inc (December 1989) ........         65,000
          Other acquisitions ..........................................          9,000
          Internal growth .............................................         75,000
                                                                        --------------
                                                                               166,000
                                                                        ==============

     Cities has two wholly-owned subsidiaries. One subsidiary, United Cities Gas Storage Company (UCG Storage), was formed as a Delaware corporation in December 1989 to provide natural gas storage services. In 1989, a natural gas storage field was purchased in Kentucky to supplement natural gas used by Cities' customers in Tennessee. In addition, natural gas storage fields located in Kansas and included in Cities' 1989 acquisition of Union Gas System, Inc. were sold to UCG Storage. These fields are used to supplement natural gas used by Cities' Kansas customers.

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

     UCG Energy has two wholly-owned subsidiaries, United Cities Propane Gas of Tennessee, Inc. and UCG Leasing, Inc. United Cities Propane Gas of Tennessee, Inc., incorporated under the laws of Tennessee in 1976, is engaged in the retail distribution of propane (LP) gas. As of December 31, 1996, the propane operation served approximately 27,000 customers in Tennessee, Virginia and North Carolina. UCG Leasing, Inc. was incorporated under the laws of Georgia in 1987 and leases vehicles, equipment and real estate to Cities.

     Cities and its subsidiaries, UCG Storage and UCG Energy and its subsidiaries, are herein referred to collectively as the "company".

    On July 19, 1996, the company and Atmos Energy Corporation (Atmos) entered into a definitive agreement whereby the company will be merged with and into Atmos, with Atmos as the surviving corporation. Under the definitive agreement, one share of Atmos stock will be exchanged for each share of the company's stock. The transaction is expected to be accounted for as a pooling of interests. The transaction was approved by the shareholders of the company and Atmos on November 12, 1996. Pending approval by appropriate regulatory bodies, the company expects to close the transaction during the second quarter of 1997. Atmos is based in Dallas, Texas, and currently provides natural gas service to approximately 673,000 customers in Texas, Colorado, Kansas, Missouri, Louisiana and Kentucky.

    The following table summarizes certain information regarding the operation of each segment of the company's business for the last three years ended December 31,


                                                       1996                    1995                  1994
                                                -------------------    -------------------    -------------------
REVENUES                                                                   (IN THOUSANDS)
Utility .....................................   $353,382         88%   $271,860         87%   $280,984         86%
                                                --------   --------    --------   --------    --------   --------
Subsidiaries:
  UCG Energy Corporation -
    Propane Division ........................     38,373          9%     24,651          8%     20,788          6%
    Rental Division .........................      4,204          1%      5,959          2%      6,449          2%
    Utility Services Division ...............      1,325          1%      3,823          1%     11,146          4%
                                                --------   --------    --------   --------    --------   --------
      Total UCG Energy Corporation ..........     43,902         11%     34,433         11%     38,383         12%
  United Cities Gas Storage Company .........      5,664          1%      7,443          2%      7,128          2%
                                                --------   --------    --------   --------    --------   --------
      Total Subsidiaries ....................     49,566         12%     41,876         13%     45,511         14%
                                                --------   --------    --------   --------    --------   --------
Total Revenues (1) ..........................   $402,948        100%   $313,736        100%   $326,495        100%
                                                ========   ========    ========   ========    ========   ========

COMMON STOCK EARNINGS
Utility .....................................   $ 12,791         74%   $  5,745         58%   $  7,817         65%
                                                --------   --------    --------   --------    --------   --------
Subsidiaries:
  UCG Energy Corporation -
    Propane Division ........................      1,276          8%      1,123         11%      1,122          9%
    Rental Division .........................      1,237          7%      1,693         17%      2,024         17%
    Utility Services Division ...............      1,092          6%        634          6%        604          5%
                                                --------   --------    --------   --------    --------   --------
      Total UCG Energy Corporation ..........      3,605         21%      3,450         34%      3,750         31%
  United Cities Gas Storage Company .........        806          5%        740          8%        526          4%
                                                --------   --------    --------   --------    --------   --------
      Total Subsidiaries ....................      4,411         26%      4,190         42%      4,276         35%
                                                --------   --------    --------   --------    --------   --------
Total Common Stock Earnings .................   $ 17,202        100%   $  9,935        100%   $ 12,093        100%
                                                ========   ========    ========   ========    ========   ========

IDENTIFIABLE ASSETS
Utility .....................................   $429,974         84%   $389,278         85%   $358,364         85%
                                                --------   --------    --------   --------    --------   --------
Subsidiaries:
  UCG Energy Corporation ....................     58,583         11%     47,098         10%     39,402          9%
  United Cities Gas Storage Company .........     25,092          5%     24,001          5%     23,434          6%
                                                --------   --------    --------   --------    --------   --------
      Total Subsidiaries ....................     83,675         16%     71,099         15%     62,836         15%
                                                --------   --------    --------   --------    --------   --------
Total Identifiable Assets ...................   $513,649        100%   $460,377        100%   $421,200        100%
                                                ========   ========    ========   ========    ========   ========

-----------

(1) Sales to affiliated companies described under "Subsidiary Operations".

    For additional information, see the "Consolidated Statements of Income" for the years ended December 31, 1996, 1995 and 1994 under Item 8. Financial Statements and Supplementary Data.

                               UTILITY OPERATIONS
GENERAL
    Cities distributes natural gas under regulated rates to approximately 320,000 customers in the states of Tennessee, Kansas, Georgia, Illinois, Virginia, Missouri, Iowa and South Carolina. Total operating revenues for the year ended December 31, 1996 were $353,382,000, of which approximately 47% was derived from residential customers, 24% from industrial customers, 27% from commercial customers and 2% from other sources. The ten largest customers of Cities accounted for 5.5% of operating revenues in 1996 and the largest of these customers accounted for 1.6%. Cities serves a diverse industrial load with customers engaged in the manufacture or production of asphalt, cars, car parts, chemicals, electronics, food products, metals, textiles and wire, among others. Cities also serves several colleges and a major army base.

    Cities is currently structured into four operating divisions. The percent of revenues contributed by each division for the three years ended December 31 is as follows:

       DIVISIONS                               1996        1995        1994
                                             --------    --------    --------
        Virginia/East Tennessee ..........         32%         31%         32%
        Georgia/South Carolina ...........         20%         21%         22%
        Illinois/Tennessee/Missouri ......         22%         22%         21%
        Kansas/Iowa/Missouri .............         26%         26%         25%
                                             --------    --------    --------
                                                  100%        100%        100%
                                             ========    ========    ========

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

     Another aspect of Order 636 allowed the pipelines to set rates to recover a higher portion of their fixed costs through monthly demand charges. As a result, Cities is charged a higher fixed amount each month, regardless of through-put. Since Cities must contract for pipeline capacity to meet peak demand, this has the effect of increasing Cities' fixed cost of gas. Many elements such as company owned gas storage facilities, peak shaving plants and a liquefied natural gas (LNG) plant and, in some instances, storage contracts with Cities' suppliers are being utilized by Cities to reduce these higher pipeline demand charges. Order 636 also required pipelines to set up capacity release mechanisms on their systems to allow holders of firm capacity and firm storage to release these services when they are not needed. Cities is active in releasing capacity during off peak periods and the majority of revenues generated by this activity is used to offset pipeline demand charges. Cities also maximizes its capacity release revenues by assigning certain of its pipeline transportation and storage contracts to agents, including WMLLC. Because of the nature of their business, these agents are able to utilize these contracts for customers not on Cities' system, thereby resulting in higher capacity release revenues and lower gas costs to Cities. In addition, several projects have recently been completed and another project is in the preliminary stage to add additional pipeline suppliers in several of Cities' operating areas. These projects not only promote competition among the pipelines, but also provide increased reliability of gas supply. Adding alternatives provides bargaining power which may decrease Cities' pipeline capacity costs.

     Purchased Gas Adjustment (PGA) clauses in effect in the states in which Cities operates allow Cities to pass through to its customers, subject to an incentive rate program in Tennessee and prudency and/or administrative reviews in the other seven states, any increase or decrease in rates charged to Cities related to the purchase and transportation of natural gas. Effective April 1, 1995, and for an experimental two-year period, the PGA clause in Tennessee was modified by an incentive rate program which compares Cities' purchased gas prices to market prices. The gains or losses recognized by Cities as a result of the incentive program were limited to a maximum of $25,000 per month in the plan year ended March 31, 1996, and limited to a maximum of $600,000 per year in the plan year ending March 31, 1997. Cities recognized gains related to the incentive program in Tennessee of $675,000 and $213,000 for fiscal 1996 and 1995, respectively. On March 5, 1997, the Tennessee Court of Appeals (the Court) issued a decision reversing and remanding the Tennessee Regulatory Authority's (formerly the Tennessee Public Service Commission) order which approved the incentive rate program for the plan year ending March 31, 1997. The Court found a procedural fault in how the Tennessee Regulatory Authority arrived at the order. At this time, further hearings have not been scheduled. An incentive rate program similar to the Tennessee program has also been approved in Georgia for an experimental two-year period and is expected to be effective by the second quarter of 1997.

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

    The Georgia Public Service Commission and the Tennessee Regulatory Authority have approved Weather Normalization Adjustments (WNAs). The WNAs, effective October through May each year in Georgia and November through April each year in Tennessee, allow Cities to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was a decrease in revenues of $2,612,000 in 1996 and an increase in revenues of $1,030,000 and $2,050,000 in
1995 and 1994, respectively.

    On November 11, 1996, Cities filed to increase rates on an annual basis by $1,234,000 in the state of Illinois. Cities expects that any increase granted will be effective by the fourth quarter of 1997. Effective December 2, 1996, Cities received an annual rate increase of $3,160,000 in the state of Georgia. Cities had filed to increase rates by $5,003,000 on an annual basis. Effective May 17, 1996, Cities received an annual rate increase of $410,000 in the state of Iowa. Cities had filed to increase rates by $750,000 on an annual basis. Included in the rate increase in Iowa was the recovery of $1,787,000 over a ten-year period related to Cities' agreement with Union Electric Company (Union Electric) whereby Union Electric agreed to assume responsibility for Cities' continuing investigation and environmental response action obligations as outlined in the feasibility study pertaining to a manufactured gas plant site in Keokuk, Iowa.

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

    In April 1995, Cities filed to increase rates on an annual basis by $810,000 in the state of Virginia. Cities was granted permission by the Virginia State Corporation Commission to implement the proposed rate increase effective September 29, 1995. The increase is subject to refund pending a final order which is expected by mid-1997.

     Set forth below is a table containing information relating to the state regulatory bodies which have jurisdiction over Cities and its rates. Amounts realized from rate increases may differ significantly from amounts authorized depending on volumes of gas sold and customer mix.

                                                                  REGULATORY JURISDICTION
                                 ------------------------------------------------------------------------------------------
                                       GEORGIA               TENNESSEE               VIRGINIA            SOUTH CAROLINA
                                 ---------------------  ---------------------  ---------------------  ---------------------
Purchased Gas Adjustment         Allowed upon filing    Allowed upon filing    Allowed upon filing    Allowed upon filing


Weather Normalization            Effective November     Effective November              -                      -
  Adjustment                     1990                   1991


Regulatory Commission            5 commissioners        3 commissioners        3 commissioners        7 commissioners
  Make Up                        elected at large       appointed by           elected by General     elected by legislature
                                                        Governor and           Assembly               on approval of merit
                                                        General Assembly                              selection panel



Statutory Time Limit             6 months from date     6 months from date     150 days from date     6 months from date
  on Rate Orders                 of filing              of filing              of filing              of filing


Empowered to Grant               Yes                    Yes                    Yes                    No
  Interim Rate Relief


Latest General Rate              December 1996          November 1995          November 1994          February 1995
  Adjustment


Date of Application              May 1996               May 1995               April 1993             August 1994


Annualized Revenue Increase      $3,160,000             $2,227,000             ($218,000)             $253,000
  (Decrease) Authorized


Rate of Return on                10.10%                 11.03% (1)             10.261%                10.73%
  Investment Authorized


Rate of Return on                11.50%                 12.60% (1)             11.20%                 11.75%
  Equity Authorized

--------------------------------------------------------------------------------
(1) Because the 1995 rate case was stipulated, the returns on investment and equity were not agreed upon. These rates represent the last authorized rates.

                                                                  REGULATORY JURISDICTION
                                 ------------------------------------------------------------------------------------------
                                       ILLINOIS               MISSOURI                KANSAS                  IOWA
                                 ---------------------  ---------------------  ---------------------  ---------------------
Purchased Gas Adjustment         Allowed upon filing    Allowed upon filing    Allowed upon filing    Allowed upon filing


Weather Normalization                     -                      -                      -                      -
  Adjustment


Regulatory Commission            5 commissioners        5 commissioners        3 commissioners        3 commissioners
  Make Up                        appointed by           appointed by           appointed by           appointed by governor
                                 Governor               Governor               Governor               with Senate approval
                                                                                                      and minority party
                                                                                                      representation


Statutory Time Limit             11 months from         11 months from         240 days from          10 months from
  on Rate Orders                 date of filing         date of filing         date of filing         date of filing


Empowered to Grant               Yes                    Yes                    Yes                    Yes
  Interim Rate Relief


Latest General Rate              November 1990          October 1995           September 1995         May 1996
  Adjustment


Date of Application              December 1989          November 1994          January 1995           December 1995


Annualized Revenue Increase      $639,000               $903,000               $2,700,000             $410,000
  (Decrease) Authorized          $108,000 (1)


Rate of Return on                11.75%                 10.58%                 10.638% (2)            10.405%
  Investment Authorized


Rate of Return on                13.62%                 12.15%                 12.00% (2)             11.00%
  Equity Authorized


--------------------------------------------------------------------------------
(1) The court awarded an additional increase in rates which was effective October 1992.
(2) Because the 1995 rate case was stipulated, the returns on investment and equity were not agreed upon. These rates represent the last authorized rates.

UTILITY OPERATING STATISTICS
AVERAGE NUMBER OF CUSTOMERS(1)                                         1996        1995        1994
                                                                    ---------   ---------   ---------
Residential ........................................................  276,892     266,532     259,895
Commercial .........................................................   35,620      34,435      33,861
Industrial Firm ....................................................      404         395         395
Industrial Interruptible ...........................................      233         251         258
                                                                    ---------   ---------   ---------
                                                                      313,149     301,613     294,409
                                                                    =========   =========   =========
ACTUAL NUMBER OF CUSTOMERS AT YEAR END(1)                             319,992     307,856     300,929
                                                                    =========   =========   =========

NATURAL GAS THROUGH - PUT (MCF) (IN THOUSANDS)(2)
Residential ........................................................   25,458      22,901      21,352
Commercial .........................................................   16,706      15,165      14,116
Industrial Firm ....................................................    7,083       7,324       8,134
Industrial Interruptible ...........................................   11,124      11,920      11,002
                                                                    ---------   ---------   ---------
                                                                       60,371      57,310      54,604
Transported Volumes ................................................   17,612      17,184      12,574
                                                                    ---------   ---------   ---------
Total Through-Put ..................................................   77,983      74,494      67,178
                                                                    =========   =========   =========
REVENUES (IN THOUSANDS)(1)
Residential ........................................................$ 165,922   $ 127,603   $ 129,519
Commercial .........................................................   95,683      70,967      73,376
Industrial Firm ....................................................   31,876      27,438      33,772
Industrial Interruptible ...........................................   40,925      33,338      35,297
Other ..............................................................    8,411       4,412       1,813
                                                                    ---------   ---------   ---------
                                                                      342,817     263,758     273,777
Transportation .....................................................   10,565       8,102       7,207
                                                                    ---------   ---------   ---------
                                                                    $ 353,382   $ 271,860   $ 280,984
                                                                    =========   =========   =========
RESIDENTIAL (AVERAGE PER CUSTOMER)
Annual Usage Mcf ...................................................       92          86          82
Annual Revenue .....................................................$     599   $     479   $     498
Revenue Per Mcf ....................................................$    6.52   $    5.57   $    6.07
COMMERCIAL (AVERAGE PER CUSTOMER)
Annual Usage Mcf ...................................................      469         440         417
Annual Revenue .....................................................$   2,686   $   2,061   $   2,167
Revenue Per Mcf ....................................................$    5.73   $    4.68   $    5.20

---------
(1) Residential, industrial firm and certain commercial customers are entitled to receive gas service on a continuous, uninterrupted basis subject to the application of their priority classification in the event of gas shortages Industrial interruptible and certain commercial customers receive a low cost, load balancing service, which permits Cities to interrupt service and which is limited to users with alternative fuel sources for use when service is interrupted Interruptible rates are generally lower than firm rates

(2) The following table classifies the effect of changes in volumes (Mcfs) of natural gas delivered during 1996, 1995 and 1994

                                                                      1996        1995           1994
                                                                    ---------   ---------     ---------
                                                                              (IN THOUSANDS)
Prior year volumes .................................................   74,494       67,178       68,543
Changes in volumes:
    Residential ....................................................    2,557        1,549       (1,703)
    Commercial .....................................................    1,541        1,049         (319)
    Industrial Firm ................................................     (241)        (810)         625
    Industrial Interruptible .......................................     (796)         918         (659)
    Transported volumes ............................................      428        4,610          691
                                                                    ---------    ---------    ---------
                                                                       77,983       74,494       67,178
                                                                    =========    =========    =========

ACQUISITIONS

     On June 28, 1996, Monarch Gas Company (Monarch) was merged into the company. The merger was accounted for as a pooling of interests in which the company issued 207,366 shares of the company's common stock in exchange for the common stock of Monarch. In addition, the company entered into five-year non-compete agreements with the prior owners of Monarch totaling $400,000. The merger added approximately 2,900 natural gas customers in the Vandalia, Illinos area. The company did not restate prior years' financial statements due to immateriality.

SEASONAL NATURE OF BUSINESS

    Cities' business is highly seasonal in nature and heavily dependent upon weather due to Cities' substantial heating load. In order to moderate the impact of weather on the financial results of the utility operation, Cities sought and received approval from the Georgia Public Service Commission and the Tennessee Regulatory Authority to implement Weather Normalization Adjustments (WNAs). See "Utility Operations-Regulation" for additional information concerning WNAs. Cities' business will still be seasonal in nature resulting in greater earnings during the winter months and will continue to be dependent upon weather, especially in those states where a WNA has not been implemented. However, Cities seeks to minimize the quarterly variations in sales volumes and earnings by sales to industrial customers and the diversified activities of its unregulated subsidiaries. See chart of quarterly earnings on page 47 for the years 1996 and 1995.

OTHER UTILITY OPERATIONS

    In addition to its sales of natural gas, Cities engages in direct merchandising and repair of gas appliances. The following table summarizes revenues from these sources for 1996, 1995 and 1994.

                                               1996        1995        1994
                                             --------    --------    --------
                                                      (IN THOUSANDS)
       Appliance Sales ...................   $    788    $  1,791    $  2,537
       Jobbing and Service ...............      1,201       1,288       1,256
                                             --------    --------    --------
                                             $  1,989    $  3,079    $  3,793
                                             ========    ========    ========

                              SUBSIDIARY OPERATIONS

UNITED CITIES GAS STORAGE COMPANY

    UCG Storage is engaged in maintaining and operating gas wells for natural gas storage. UCG Storage owns and operates storage fields in Kansas and Kentucky. The storage fields provide a mechanism to purchase and store gas for distribution during the winter and other times when feasible. In addition to providing peak shaving gas, the storage facilities can also be used to balance gas supplies, allowing extra gas to be diverted into the field when contract demand is not needed and withdrawn when gas usage exceeds contract demand. Included in the revenues of UCG Storage are affiliated revenues of $5,524,000, $7,341,000 and $7,037,000 in 1996, 1995 and 1994, respectively, for storage services and natural gas provided to Cities' customers in Tennessee, Kansas and Illinois.

    The following table provides information about the storage fields.


FIELD                                                            CAPACITY              CUSHION GAS          DELIVERABILITY
-----                                                        ------------------     ------------------     -----------------
                                                                                          (MCF)
Kansas storage fields.....................................           7,037,000              1,879,000                15,000
Kentucky storage field....................................           3,300,000              1,600,000                30,000
                                                             ------------------     ------------------     -----------------
                                                                    10,337,000              3,479,000                45,000
                                                             ==================     ==================     =================

UCG ENERGY CORPORATION AND SUBSIDIARIES

    The activities of UCG Energy and its subsidiaries are described below.

PROPANE DIVISION

    The Propane Division currently operates through United Cities Propane Gas of Tennessee, Inc. (UCPT), a wholly-owned subsidiary of UCG Energy. The Propane Division engages in the retail distribution of propane (LP) gas, the wholesale supply and transportation of LP gas, the transportation of certain products for other companies and the direct merchandising and repair of propane gas appliances. Each town operation has its own storage facility with a total Propane Division storage capacity of 2,119,000 gallons.

    The following table contains information, as of December 31, 1996, regarding the number of customers.

             SERVICE AREAS                                             CUSTOMERS
               Jackson, TN ..........................................     1,010
               Winchester, TN/Manchester, TN ........................     2,385
               Rock Island, TN ......................................     1,478
               Franklin, TN .........................................     1,377
               Murfreesboro, TN .....................................     1,936
               Hartsville, TN .......................................     1,842
               Maryville, TN ........................................     3,092
               Dandridge, TN ........................................     3,343
               Kingston, TN .........................................     1,525
               New Tazewell, TN .....................................       314
               Johnson City, TN .....................................     5,271
               Mountain City, TN/Boone, NC ..........................     3,481
                                                                        -------
                   Total ............................................    27,054
                                                                        =======

     Effective February 28, 1997, UCPT purchased substantially all of the propane assets of Harlan LP Gas, Inc., a retail propane distribution company, and Propane Sales and Service, Inc., a wholesale propane distribution company, for approximately $2,040,000. In addition, UCPT entered into ten-year non-compete agreements with the prior owners for $150,000 to be paid over a ten-year period. This acquisition added approximately 3,100 propane customers in the Harlan, Kentucky and New Tazewell, Tennessee areas.

     Effective September 1, 1996, UCPT purchased substantially all of the propane assets of Arrow Propane, Inc. for approximately $610,000. In addition, UCPT entered into a ten-year non-compete agreement with the prior owners for $50,000. This acquisition added approximately 700 propane customers in the Woodbury, Tennessee area.

     Effective January 1, 1996, UCPT purchased substantially all of the assets of Duncan Gas Service for approximately $4,310,000. In addition, UCPT entered into a ten-year non-compete agreement with the prior owners for $250,000, to be paid over a ten-year period. This acquisition added approximately 2,000 customers in the Johnson City, Tennessee area.

     Effective May 22, 1995, UCPT purchased all of the propane transportation assets of Transpro South, Inc., a common carrier corporation, for approximately $218,000. In addition, UCPT entered into a ten-year non-compete agreement with the prior owner for $6,000.

     Effective January 1, 1995, UCPT purchased substantially all of the assets of Harrell Propane, Inc. for approximately $1,383,000. In addition, UCPT entered into ten-year non-compete agreements with the prior owners for $250,000, to be paid over an eight-year period. This acquisition added approximately 1,300 propane customers in the Murfreesboro, Tennessee area.

     Effective April 14, 1994, UCPT purchased all of the assets of Hurley's Propane Gas for approximately $938,000. In addition, UCPT entered into ten-year non-compete agreements with the prior owners for $100,000, to be paid over a five-year period. This acquisition added approximately 700 propane customers in the Morristown, Tennessee area.

     In 1996, 1995 and 1994, the Propane Division contributed 87%, 72% and 54%, respectively, of UCG Energy's total revenues. Of UCG Energy's gross properties at December 31, 1996, approximately 51% was related to the Propane Division.

RENTAL DIVISION

    UCG Energy's Rental Division, which includes UCG Leasing, Inc., leases real estate and vehicles to Cities and real estate and appliances to non-affiliated third parties. The Rental Division's revenues were approximately 10%, 17%, 17% of UCG Energy's total revenues in 1996, 1995 and 1994, respectively. Included in the revenues of the Rental Division are affiliated revenues of $3,588,000, $5,307,000 and $5,827,000 for the years 1996, 1995 and 1994, respectively, representing rental charges to Cities for transportation equipment and office facilities. Of UCG Energy's gross properties at December 31, 1996, approximately 49% was related to the Rental Division.

UTILITY SERVICES DIVISION

    UCG Energy's Utility Services Division is engaged in exploration and production activities. The revenues from this division were approximately 3% in 1996, 11% in 1995 and 29% in 1994, of UCG Energy's total revenues. Included in the Utility Services Division's revenues are affiliated revenues of $112,000 and $701,000 for 1995 and 1994, respectively. These revenues represent purchases by Cities of energy-related products from the Utility Services Division. There were no affiliated revenues during 1996. A decision to discontinue the distribution of energy-related products by the Utility Services Division was made by management in June 1994. The discontinuance of this activity, which was completed mid-1995, had no material effect on the results of operations, financial condition or cash flows of the company.

    During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI received $5,000,000 in the company's common stock (320,512 shares) and $832,000 in cash in May 1995, and may, if certain earnings targets are met, receive up to $1,000,000 in cash to be paid over a five-year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC provides gas marketing services to industrial customers, municipalities and local distribution companies, including Cities. UCG Energy utilized equity accounting, effective January 1, 1995, for this acquisition. The excess of the purchase price over the value of the net tangible assets, amounting to approximately $5,400,000, was allocated to intangible assets consisting of customer contracts and goodwill, which are being amortized over ten and twenty years, respectively.

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

    UCG Storage charges rates to Cities that are subject to review by the various commissions in the states within which the storage service is provided to Cities. Therefore, UCG Storage's rates must be competitive with other storage facilities. UCG Storage also stores natural gas for WMLLC. As a result, UCG Storage is in competition with other companies that store natural gas as to rates charged and deliverability of natural gas. Storage agreements between UCG Storage and Cities give Cities first priority to any storage services.


                                    PERSONNEL

    At December 31, 1996, the company employed 1,211 full time employees, including 115 who are represented by a union. Of the full time employees, 217 are engaged in the operations of the Illinois/Tennessee/Missouri Division, 225 in the Virginia/East Tennessee Division, 204 in the Georgia/South Carolina Division, 237 in the Kansas/Iowa/Missouri Division, 185 administrative and supervisory personnel in the corporate office, and 143 in UCG Energy's operating locations. At December 31, 1996, there were 465 employees participating in the employee stock purchase plan and 968 employees participating in the company's 401(k) savings plan. All corporate general and administrative functions, as well as the overseeing of engineering, marketing, accounting, finance, operations and human resources are handled at the company's corporate offices in Brentwood and Franklin, Tennessee. Direct functions dealing with engineering, marketing, operations and human resources for the service locations of each division are handled at the division levels.

                           (Map of Operating Areas)


    Natural Gas  ILLINOIS/TENNESSEE/MISSOURI DIVISION
                 Illinois            Tennessee          Missouri
                 - Virden            - Union City       -Neelyville
                 - Vandalia          - Franklin +
                 - Salem             - Murfreesboro
                 - Harrisburg        - Columbia
                 - Metropolis        - Shelbyville

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

                 GEORGIA/SOUTH CAROLINA DIVISION
                 Georgia             South Carolina
                 - Gainesville       - Gaffney
                 - Columbus+

    Propane      TENNESSEE
                 - Franklin+         - Hartsville            - Murfreesboro             - Woodbury
                 - Rock Island       - Manchester            - Winchester               - Piney Flats
                 - Maryville         - Morristown            - Johnson City
                 - Mountain City     - Kingston              - Jackson
                 - Sevierville       - New Tazewell          - Dandridge

                 NORTH CAROLINA      KENTUCKY
                 - Boone             - Baxter


Storage
Facilities:      NATURAL GAS STORAGE         PROPANE BULK STORAGE
                 - Columbus, GA (LNG)        - Morristown, TN
                 - Barnsley Storage, KY      - Winchester, TN
                   (underground)             - Bristol, TN
                 - Liberty Storage, KS
                   (underground)


Pipeline
Suppliers        - East Tennessee            - Columbia Gulf
                   Natural Gas Co.             Transmission Co.
                 - Southern Natural          - Natural Gas Pipeline Co.
                   Gas Co.                     of America
                 - Williams Natural          - Panhandle Eastern
                   Gas Co.                     Pipe Line Co.
                 - Transcontinental Gas      - Trunkline Gas Co.
                   Pipe Line Co.             - Mississippi River
                 - Texas Eastern               Transmission Corp.
                   Transmission Corp.        - ANR Pipeline Company
                 - Texas Gas Transmission    - Tennessee Gas
                   Corp.                       Pipeline Co.


                *  Corporate Office-Brentwood, Tennessee
                + Division Office

EXECUTIVE OFFICERS OF THE COMPANY

                                                  HELD PRESENT                 OTHER POSITIONS HELD
          NAME AND POSITION           AGE         OFFICE SINCE                 DURING PAST FIVE YEARS
          -----------------           ---         ------------                 ----------------------
Gene C. Koonce                        64              May 1996         President and Chief Executive Officer
  Chairman, President and                                                (October 1978-April 1996)
  Chief Executive Officer

Thomas R. Blose, Jr.                  47             July 1990
  Senior Vice President-
  Operations and
  Engineering

James B. Ford                         54            April 1986
  Senior Vice President
  and Treasurer

Shirley M. Hawkins                    57           August 1993         Senior Vice President-Administration
  Senior Vice President                                                  (April 1993-July 1993)
  and Secretary                                                        Vice President-Human Resources
                                                                         (April 1987-March 1993)

Glenn B. Rogers                       58            April 1983
  Senior Vice President-
  Gas Supply and Marketing

ITEM 2. PROPERTIES

    Cities' properties are located in operating areas as indicated on page 14, and consist primarily of approximately 7,523 miles of distribution and transmission mains and approximately 5,059 miles of service lines connecting the mains to customers' premises. The company also owns and operates nine peak shaving plants and a LNG plant, as well as underground storage fields which are used to supplement the supply of natural gas in periods of peak demand (see Item
1. Business - "Utility Operations-Natural Gas Supply").

    Substantially all of Cities' property is subject to the lien of the Indenture of Mortgage securing Cities' first mortgage bonds. The following table sets forth the percentages of property located in the various operating divisions.

          DIVISION                                           PERCENT
          --------                                           -------
          Illinois/Tennessee/Missouri ......................    29%
          Virginia/East Tennessee ..........................    25%
          Georgia/South Carolina ...........................    18%
          Kansas/Iowa/Missouri .............................    28%
                                                            ---------
                                                               100%
                                                            =========

     The capital budget for the company for 1997 is approximately $35,900,000 (utility, $33,300,000 and non-utility, $2,600,000). Based on information currently available, which is subject to change, the company anticipates capital expenditures of approximately $36,000,000 each year in 1998 and 1999. These reflect the normal growth in Cities' service areas along with the increased demands expected for natural gas and propane (LP) service.

    Cities follows a regular program of improvements and additions to its properties. Utility plant additions during 1996 amounted to approximately $32,767,000 for system upgrading, relocations, and providing new mains, service lines and metering equipment. Total utility property at December 31, 1996 amounted to $477,832,000.

    The following table sets forth information with respect to utility property additions, excluding acquisitions, made by Cities during each of the five years ended December 31.

                          GROSS                                  NET
         PERIOD         ADDITIONS         RETIREMENTS         ADDITIONS
         ------         ---------         -----------         ---------
                                 (IN THOUSANDS)
          1992           $23,484             2,531             $20,953
          1993           $27,030             2,826             $24,204
          1994           $30,888             2,199             $28,689
          1995           $35,160             2,535             $32,625
          1996           $32,767             3,943             $28,824

    Non-utility property additions during 1995 amounted to approximately $6,572,000 (UCG Energy, $6,164,000 and UCG Storage, $408,000). The majority of UCG Energy's 1996 additions are related to rental facilities and propane related equipment. The upgrading of underground storage facilities accounts for the majority of property additions for UCG Storage. Gross non-utility property as of December 31, 1996 amounted to $76,480,000 (UCG Energy, $56,617,000 and UCG Storage, $19,863,000).

     The company believes its facilities are suitable and adequate for the purpose of serving the needs of its customers.

ITEM 3. LEGAL PROCEEDINGS.

     Except as set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," there is no material litigation involving the company as of December 31, 1996. There are certain claims which are adequately covered by liability insurance or reserves.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    A special meeting of shareholders was held on November 12, 1996, to ratify and approve an Agreement and Plan of Reorganization dated July 19, 1996 as amended by Amendment No. 1 to Agreement and Plan of Reorganization dated October 3, 1996, by and between United Cities Gas Company and Atmos Energy Corporation, a Texas Corporation, and approve the Plan of Merger and the Merger of United Cities Gas Company with and into Atmos Energy Corporation, with Atmos as the surviving corporation. The results were as follows:


                     FOR           AGAINST          ABSTAIN
                     ---           -------          -------
                  9,445,280        64,096           76,290

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

                       APPROXIMATE NUMBER OF STOCKHOLDERS

                                                                    NUMBER OF
                                                                 STOCKHOLDERS OF
                                                                   RECORD AS OF
         TITLE OF CLASS                                          DECEMBER 31, 1996
                                                                 -----------------
    Common Stock, without par value .............................      7,848
                                                                 =================


    The Common Stock of the company is traded over-the-counter on the Nasdaq National Market System under the symbol UCIT. The high and low closing sales prices, compiled from quotations supplied by the Nasdaq Monthly Statistical Report, and the dividends paid per share, were as follows:

                                               1996                                  1995
                                  ---------------------------------     ----------------------------------
                                                          Dividends                              Dividends
                                      High      Low       per share       High        Low        per share
              1st Quarter          $18 1/2    $15 3/4       $.255       $16 1/4     $15 1/4        $.255
              2nd Quarter          $17        $14 3/4       $.255       $16 1/4     $14 1/2        $.255
              3rd Quarter          $23        $15           $.255       $16 1/2     $14 3/4        $.255
              4th Quarter          $23 5/8    $20           $.255       $18 3/4     $15 3/4        $.255

    At its regularly scheduled meeting held on February 1, 1997, the Board of Directors declared a quarterly dividend of $.255 per share, payable March 15, 1997, to all shareholders of record on February 28, 1997. Dividends have been paid by Cities for the past 166 consecutive quarters.

    The Common Stock is entitled to dividends when, as and if declared by the Board of Directors, subject to various limitations on the declaration or payment of dividends imposed by the provisions of Cities' Indenture of Mortgage. Under these provisions, none of the company's retained earnings at December 31, 1996, was unavailable to pay dividends on the Common Stock.


ITEM 6. SELECTED FINANCIAL DATA.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                       1996        1995        1994        1993        1992
                                                     ---------   ---------   ---------   ---------   ---------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Utility Operating Revenues ..........................$ 353,382   $ 271,860   $ 280,984   $ 287,507   $ 265,460
                                                     =========   =========   =========   =========   =========
Net Income/Common Stock Earnings ....................$  17,202   $   9,935   $  12,093   $  12,120   $  10,104
                                                     =========   =========   =========   =========   =========
Net Income/Common Stock Earnings Per Share ..........$    1.31   $    0.84   $    1.16   $    1.19   $    1.07
                                                     =========   =========   =========   =========   =========
Total Assets ........................................$ 513,649   $ 460,377   $ 421,200   $ 401,520   $ 370,150
                                                     =========   =========   =========   =========   =========
Long-Term Debt ......................................$ 153,859   $ 163,160   $ 144,344   $ 151,843   $ 157,734
                                                     =========   =========   =========   =========   =========
Cash Dividends Declared Per Common Share ............$    1.02   $    1.02   $   1.005   $   0.985   $   0.965
                                                     =========   =========   =========   =========   =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

     United Cities Gas Company (Cities) and its subsidiaries (collectively, the company) is primarily a distributor of natural and propane gas serving approximately 340,000 customers in parts of ten states. The financial condition and results of operations of the company are significantly affected by the weather and the regulatory environment in the eight states in which it distributes natural gas. The following discussion focuses on the financial condition and results of operations for the company for the past three years and its capital expenditure plans for the foreseeable future.

     On July 19, 1996, the company and Atmos Energy Corporation (Atmos) entered into a definitive agreement whereby the company will be merged with and into Atmos, with Atmos as the surviving corporation. Under the definitive agreement, one share of Atmos stock will be exchanged for each share of the company's stock. The transaction is expected to be accounted for as a pooling of interests. The transaction was approved by the shareholders of the company and Atmos on November 12, 1996. Pending approval by appropriate regulatory bodies, the company expects to close the transaction during the second quarter of 1997. Atmos is based in Dallas, Texas, and currently provides natural gas service to approximately 673,000 customers in Texas, Colorado, Kansas, Missouri, Louisiana and Kentucky.

LIQUIDITY AND CAPITAL RESOURCES

     Total cash provided by operations of the company totaled $27,700,000, $25,300,000 and $27,500,000 in 1996, 1995 and 1994, respectively. Changes in accounts receivable, gas in storage and accounts payable were primarily a result of the weather sensitive nature of the company's business. Changes in gas costs to be billed in the future and supplier refunds due customers were primarily a result of the timing of the recoveries from, or refunds to, customers of these costs through the Purchased Gas Adjustment (PGA) mechanism.

     A substantial portion of the company's cash requirements is to fund its ongoing construction program in order to provide natural gas services to a growing customer base. Investing activities of the company include capital expenditures for the company's utility and non-utility operations totaling $39,300,000, $40,100,000 and $35,100,000 in 1996, 1995 and 1994, respectively.
During 1995, Cities completed construction of a twenty-eight mile main which connects two of its fastest growing distribution systems located in Middle Tennessee and is designed to provide Cities' current customers with the lowest possible priced gas through increased gas supply flexibility. Included in the 1995 and 1994 utility capital expenditures stated above is $5,700,000 and $3,700,000, respectively, related to this project. Capital expenditures totaling $33,300,000 for the utility operations and $2,600,000 for the non-utility operations are budgeted for 1997. Total capital expenditures for 1998 and 1999 are expected to be approximately $36,000,000 each year, based on information currently available, which is subject to change.

     Because the company's business is highly seasonal and weather sensitive, the company uses short-term debt during the non-heating season as a means of funding its ongoing construction program and working capital requirements. The short-term debt is retired with cash from operations or long-term securities, whichever management deems appropriate. At December 31, 1996, the company had total short-term lines of credit of $105,000,000 in the form of master and banker's acceptance notes bearing interest primarily at the lesser of prime or a negotiated rate during the term of each borrowing. Under these arrangements, $65,688,000 in short-term debt was outstanding at December 31, 1996.

     The financing activities for 1996, 1995 and 1994 reflect the retirement of long-term debt; dividend payments; the issuance of stock through the company's various stock purchase plans; and the net activity of short-term borrowings. The financing activities of 1995 also included common stock and long-term debt securities issued under the company's shelf registration statement which became effective in 1995. The shelf registration statement gives the company the flexibility to issue from time to time in one or more public offerings up to $200,000,000 of its securities which may include common stock, unsecured notes and/or first mortgage bonds. In June 1995, the company issued 1,380,000 shares of common stock under the shelf registration statement in an underwritten public offering with net proceeds from the sale amounting to approximately

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

$18,900,000. In addition, $22,000,000 of medium-term notes were issued under the shelf registration statement in the last quarter of 1995. The proceeds of long-term debt in 1995 also included a $5,000,000 term note in United Cities Propane Gas of Tennessee, Inc. (UCPT), a wholly-owned subsidiary of UCG Energy Corporation (UCG Energy). The proceeds of these activities were used to repay short-term borrowings, retire long-term debt, finance the company's construction program and for other corporate purposes.

     In 1994, the company implemented a customer stock purchase plan whereby residents in the company's service territory can make a one-time purchase of common stock at a 5% discount below the average market value. A participant can invest any amount ranging from $250 to $10,000. During 1996, 1995 and 1994, 77,914, 166,609 and 147,148 shares of common stock, respectively, were issued under the plan resulting in net proceeds to the company of approximately $1,218,000, $2,457,000 and $2,099,000, respectively.

     In June 1996, in connection with the acquisition of Monarch Gas Company (Monarch), 207,366 shares of the company's common stock were exchanged for the common stock of Monarch. In May 1995, 320,512 shares of common stock valued at $5,000,000 were issued in connection with the purchase of a 45% interest in Woodward Marketing, L.L.C. (WMLLC) by UCG Energy.

     UCG Energy and Woodward Marketing, Inc.(WMI), sole shareholders of WMLLC, act as guarantors of a $12,500,000 credit facility for WMLLC with a certain bank. UCG Energy's portion of the amount outstanding on this credit facility at December 31, 1996, was $607,000. UCG Energy and WMI also act as guarantors on certain purchases of natural gas and transportation services from suppliers by WMLLC. UCG Energy's portion of these outstanding obligations amounted to $9,437,000 at December 31, 1996.

     In 1997, funds for capital expenditures, long-term debt maturities, sinking fund requirements and dividend payments are expected to be provided by internally generated cash, issuance of stock through the company's various stock purchase plans and short-term borrowings. At December 31, 1996, the company had bondable property to support a first mortgage bond issuance of approximately $75,200,000.

     In connection with the pending merger of the company and Atmos, the company has requested certain amendments to the Indenture of Mortgage dated July 15, 1959. The company currently is in negotiations with its bondholders and expects approval of requested amendments. If any bondholder does not approve the requested amendments the company could experience an event of default upon the merger. However, in most cases the company has the option of redeeming, in some cases at a premium, that portion of outstanding first mortgage bonds.

REGULATORY MATTERS

     On November 11, 1996, Cities filed to increase rates on an annual basis by $1,234,000 in the state of Illinois. Cities expects that any increase granted will be effective by the fourth quarter of 1997. Effective December 2, 1996, Cities received an annual rate increase of $3,160,000 in the state of Georgia. Cities had filed to increase rates by $5,003,000 on an annual basis. Effective May 17, 1996, Cities received an annual rate increase of $410,000 in the state of Iowa. Cities had filed to increase rates by $750,000 on an annual basis. Included in the rate increase in Iowa was the recovery of $1,787,000 over a ten-year period related to Cities' agreement with Union Electric Company (Union Electric) whereby Union Electric agreed to assume responsibility for Cities' continuing investigation and environmental response action obligations as outlined in the feasibility study pertaining to a manufactured gas plant site in Keokuk, Iowa.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

     In April 1995, Cities filed to increase rates on an annual basis by $810,000 in the state of Virginia. Cities was granted permission by the Virginia State Corporation Commission to implement the proposed rate increase effective September 29, 1995. The increase is subject to refund pending a final order which is expected by mid-1997.

     The Georgia Public Service Commission and the Tennessee Regulatory Authority (formerly the Tennessee Public Service Commission) have approved Weather Normalization Adjustments (WNAs). The WNAs, effective October through May each year in Georgia and November through April each year in Tennessee, allow Cities to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was a decrease in revenues of $2,612,000 in 1996 and an increase in revenues of $1,030,000 and $2,050,000 in 1995 and 1994, respectively.

     Effective April 1, 1995, and for an experimental two-year period, the PGA clause in Tennessee was modified by an incentive rate program which compares Cities purchased gas prices to market prices. The gains or losses recognized by Cities as a result of the incentive program were limited to a maximum of $25,000 per month in the plan year ended March 31, 1996, and limited to a maximum of $600,000 per year in the plan year ending March 31, 1997. Cities recognized gains related to the incentive program in Tennessee of $675,000 and $213,000 for fiscal 1996 and 1995, respectively. On March 5, 1997, the Tennessee Court of Appeals (the Court) issued a decision reversing and remanding the Tennessee Regulatory Authority's order which approved the incentive rate program for the plan year ending March 31, 1997. The Court found a procedural fault in how the Tennessee Regulatory Authority arrived at the order. At this time, further hearings have not been scheduled. An incentive rate program similar to the Tennessee program has also been approved in Georgia for an experimental two-year period and is expected to be effective by the second quarter of 1997.

ENVIRONMENTAL MATTERS

     Cities is the owner or previous owner of manufactured gas plant sites which were used to supply gas prior to the availability of natural gas. Manufactured gas was an inexpensive source of fuel for lighting and heating nationwide. As a result of the gas manufacturing process, certain by-products and residual materials, including coal-tar, were produced and may have been accumulated at the plant sites. This was an acceptable and satisfactory process at the time such operations were being conducted. Under current environmental protection laws and regulations, Cities may be responsible for response action with respect to such materials, if response action is necessary.

     In June 1995, Cities entered into an agreement to pay $1,787,000 to Union Electric whereby Union Electric agreed to assume responsibility for Cities' continuing investigation and environmental response action obligations as outlined in the feasibility study related to a former manufactured gas plant site in Keokuk, Iowa. At December 31, 1996, Cities had $1,072,000 accrued for its remaining liability related to the agreement. This amount is to be paid in equal annual payments over each of the next three years. Cities deferred the agreement amount of $1,787,000 and was granted recovery over a ten-year period in the May 1996 Iowa rate increase.

     Cities owns former manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri. Cities and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, for the purpose of facilitating the investigation, removal and remediation of the Johnson City site. Cities began the implementation of the consent order in the first quarter of 1997. Cities is unaware of any information which suggests that the Bristol site gives rise to a present health or environmental risk as a result of the manufactured gas process or that any response action will be necessary. The Missouri Department of Natural Resources
(MDNR) conducted a site reconnaissance and sampling at the Hannibal site. The most recent MDNR report received concludes that hazardous substances and hazardous wastes are present on site, and that a release of hazardous substances to soils has occurred; however, the risk of human exposure appears to be

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

minimal. Additional site work is likely. As of December 31, 1996, Cities had incurred and deferred for recovery $309,000, including $258,000 related to an insurance recoverability study, and accrued and deferred for recovery an additional $750,000 associated with the preliminary survey and invasive study of these three sites. The Tennessee Regulatory Authority granted Cities permission to defer, until its next rate case, all costs incurred in Tennessee in connection with state and federally mandated environmental control requirements. In addition, based on a decision by the Missouri Public Service Commission concerning the recovery of environmental response action costs incurred by another company, Cities expects recovery of the costs involved in the investigation and response action, if any, associated with the manufactured gas plant site in Missouri.

     Pursuant to the Tennessee Petroleum Underground Storage Tank Act, Cities is required to upgrade or remove certain underground storage tanks (USTs) situated in Tennessee. As of December 31, 1996, Cities had identified a small number of USTs in this category in Tennessee and had incurred and deferred for recovery $96,000 and, based on available current information, accrued and deferred for recovery an additional $70,000 for the upgrade or removal of these USTs. The Tennessee Regulatory Authority granted Cities permission to defer, until its next rate case, all costs incurred in connection with state and federally mandated environmental control requirements. In addition, Cities may be able to recover a portion of any corrective action costs from the Tennessee Underground Storage Tank Fund for certain of the UST sites in Tennessee.

     In October 1995, Cities received two Notices of Violation (NOVs) from the Tennessee Department of Environment and Conservation (TDEC) concerning historic releases from a UST in Kingsport, Tennessee. This UST was formerly owned by Holston Oil Co., Inc. (Holston), which at one time was a wholly-owned subsidiary of Tennessee-Virginia Energy Corporation (TVEC). Prior to TVEC's merger with the company in 1986, TVEC sold the common stock of Holston to an unrelated party. Cities has responded to the NOVs advising the TDEC that Cities is not a responsible party for any environmental contamination at the site. Cities does not anticipate incurring any response action costs at this site.

     The Kansas Department of Health and Environment (KDHE) identified the need to investigate gas industry activities which utilize mercury equipment in Kansas. Cities and the KDHE have signed a Consent Order for the investigation and possible response action for mercury contamination at any gas pipeline site which is identified as exceeding the KDHE's established acceptable concentration levels. As of December 31, 1996, Cities had identified approximately 720 meter sites where mercury may have been used and had incurred and deferred for recovery $62,000 and, based on available current information, accrued and deferred for recovery an additional $280,000 for the investigation of these sites. Cities has estimated that it may incur an additional amount of up to $4,100,000 over the next seven years in responding to a future administrative order for those sites, if any, that exceed the KDHE's established acceptable concentration levels. Cities has received an order from the Kansas Corporation Commission (KCC) allowing Cities to defer and seek recovery in future rate proceedings the reasonable and prudent costs and expenses associated with the Consent Order. In the order, the commission approved a Stipulation and Agreement which provides a cap of $1,500,000 on amounts deferred with the ability to exceed this cap if reasonable costs of response action are incurred. Based on a decision by the KCC concerning the recovery of environmental response action costs incurred by another company, Cities expects recovery of the costs involved in the investigation and response action associated with the mercury meter sites in Kansas.

     Cities addresses other environmental matters from time to time in the regular and ordinary course of its business. Management expects that future expenditures related to response action at any site will be recovered through rates or insurance, or shared among other potentially responsible parties. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations, financial condition or cash flows of the company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

ACQUISITIONS

     Effective February 28, 1997, UCPT purchased substantially all of the propane assets of Harlan LP Gas, Inc., a retail propane distribution company, and Propane Sales and Service, Inc., a wholesale propane distribution company, for approximately $2,040,000. In addition, UCPT entered into ten-year non-compete agreements with the prior owners for $150,000 to be paid over a ten-year period. This acquisition added approximately 3,100 propane customers in the Harlan, Kentucky and New Tazewell, Tennessee areas.

     Effective September 1, 1996, UCPT purchased substantially all of the propane assets of Arrow Propane, Inc. for approximately $610,000. In addition, UCPT entered into a ten-year non-compete agreement with the prior owners for $50,000. This acquisition added approximately 700 propane customers in the Woodbury, Tennessee area.

     On June 28, 1996, Monarch Gas Company (Monarch) was merged into the company. The merger was accounted for as a pooling of interests in which the company issued 207,366 shares of the company's common stock in exchange for the common stock of Monarch. In addition, the company entered into five-year non-compete agreements with the prior owners of Monarch totaling $400,000. The merger added approximately 2,900 natural gas customers in the Vandalia, Illinois area. The company did not restate prior years' financial statements due to immateriality.

     Effective January 1, 1996, UCPT purchased substantially all of the assets of Duncan Gas Service for approximately $4,310,000. In addition, UCPT entered into a ten-year non-compete agreement with the prior owners for $250,000, to be paid over a ten-year period. This acquisition added approximately 2,000 propane customers in the Johnson City, Tennessee area.

     Effective May 22, 1995, UCPT purchased all of the propane transportation assets of Transpro South, Inc., a common carrier corporation, for approximately $218,000. In addition, UCPT entered into a ten-year non-compete agreement with the prior owner for $6,000.

     During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI received $5,000,000 in the company's common stock (320,512 shares) and $832,000 in cash in May 1995, and may, if certain earnings targets are met, receive up to $1,000,000 in cash to be paid over a five-year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC provides gas marketing services to industrial customers, municipalities and local distribution companies, including Cities. UCG Energy utilized equity accounting, effective January 1, 1995, for the acquisition. The excess of the purchase price over the value of the net tangible assets, amounting to approximately $5,400,000, was allocated to intangible assets consisting of customer contracts and goodwill, which are being amortized over ten and twenty years, respectively.

     Effective January 1, 1995, UCPT purchased substantially all of the assets of Harrell Propane, Inc. for approximately $1,383,000. In addition, UCPT entered into ten-year non-compete agreements with the prior owners for $250,000, to be paid over an eight-year period. This acquisition added approximately 1,300 propane customers in the Murfreesboro, Tennessee area.

     Effective April 14, 1994, UCPT purchased all of the assets of Hurley's Propane Gas for approximately $938,000. In addition, UCPT entered into ten-year non-compete agreements with the prior owners for $100,000, to be paid over a five-year period. This acquisition added approximately 700 propane customers in the Morristown, Tennessee area.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has approved a statement of financial accounting standards effective for the fiscal years ending after December 15, 1997, which establishes standards for computing and presenting earnings per share and also establishes standards with respect to disclosure of information about an entity's capital structure. The company is required to adopt the provisions of the statement in the first quarter of 1997 and does not expect the adoption thereof to have a material effect on the company's results of operations.

     In October 1995, the FASB issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The company adopted SFAS 123 effective January 1, 1996. Because of the limited nature of the company's stock-based compensation plans, the adoption of SFAS 123 was immaterial.

     In March 1995, the FASB issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The company adopted SFAS 121 effective January 1, 1996, and because of the current regulatory structure in which Cities operates, the adoption did not have a material effect on the results of operations, financial condition or cash flows of the company.

INTERNAL REVENUE SERVICE AUDITS

     The Internal Revenue Service (IRS) has reviewed the consolidated federal income tax returns of the company for the years 1991 through 1993. In September 1995, the revenue agent issued a report proposing certain adjustments to the company's taxable income. In December 1995, the company filed a formal protest and disagreement with the IRS on two proposed adjustments. Settlement of the two issues was made at the IRS appeals office in July 1996, with no material effect on the results of operations, financial condition or cash flows of the company.

CONTINGENCIES

     The company is involved in certain legal or administrative proceedings before various courts and agencies with respect to rates and other matters. Although unable to predict the outcome of these matters, it is management's opinion that final disposition of these proceedings will not have a material effect on the results of operations, financial condition or cash flows of the company.

IMPACT OF INFLATION

     The company experiences the effect of inflation primarily through the cost of materials, labor and related employee benefits, and services. Since Cities can only adjust its rates to recover these additional costs through the regulatory process, increased costs may have a significant impact on its results of operations. Management continually assesses the need to file for rate increases in each of the states in which Cities operates. Cities has PGA clauses in the states in which it operates which permit any fluctuations in gas costs to be passed through to its customers, subject to the incentive rate program in Tennessee and prudency and/or administrative reviews by the commissions in the other seven states.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

RESULTS OF OPERATIONS
CONSOLIDATED NET INCOME AND DIVIDENDS

     The company had net income of $17,202,000 or $1.31 per share in 1996, an increase of $7,267,000 or $.47 per share from 1995 net income. The increase was primarily a result of an increase in operating margin, offset slightly by an increase in operating expenses. Net income of $9,935,000 in 1995 or $.84 per share represented a decrease of $2,158,000 or $.32 per share from 1994 net income. The decrease was primarily a result of increased operating expenses, offset slightly by an increase in operating margin. The company's annual dividend paid per share was $1.02 in 1996.

UTILITY OPERATING MARGIN

     The operating margin of $126,016,000 in 1996 represents an increase of $13,332,000 over the 1995 margin of $112,684,000. The increase in operating margin was primarily a result of colder weather during 1996 as compared to 1995, rate increases granted during 1996 and late-1995 in several states, the acquisition of Monarch Gas Company, and volumes sold to new residential and commercial customers. The operating margin increased $4,668,000 from 1994 to 1995 primarily as a result of slightly colder weather during 1995 as compared to 1994, volumes sold to new residential and commercial customers, and rate increases granted during 1995 in several states.

UTILITY OPERATING EXPENSES

     Operation and maintenance expenses increased $880,000 from $61,826,000 in 1995 to $62,706,000 in 1996. The increase is primarily a result of an increase in payroll and related benefits, increased distribution expenses and increased leasing expense on computer related equipment. In 1996, the company began leasing computer related equipment as opposed to purchasing the equipment as was done in prior years. The effect of these increases in operation and maintenance expenses from 1995 to 1996 was somewhat offset by a decrease in certain administrative expenses primarily attributable to the Virginia/East Tennessee Division consolidation that occurred in the third quarter of 1995. Five of the company's local operations in this division were consolidated into two new operating centers. As a result, costs of approximately $900,000 ($550,000 after income taxes) related to early retirement and severance programs and employee relocation expenses were recorded in September 1995. In addition, outside services expense decreased from 1995 to 1996. Outside services expense for 1995 included incremental expenses related to addressing labor and personnel related activities, strategic planning and the IRS audit.

     Operations and maintenance expenses increased $4,522,000 from $57,304,000 in 1994 to $61,826,000 in 1995. The increase is primarily a result of increased payroll and related benefits, the Virginia/East Tennessee Division consolidation in 1995 and increased outside services expense.

     Depreciation and amortization expense increased $1,496,000 in 1996 and $1,185,000 in 1995 from the prior year periods primarily due to additional plant in service. Federal and state income taxes varied in all periods in relation to changes in income. In addition, federal and state income taxes increased from 1994 to 1995 as a result of additional accruals made in 1995 to true-up current and deferred income taxes and provide for permanent differences. Other taxes increased $290,000 from 1995 to 1996 primarily as a result of franchise taxes on additional revenues. Other taxes increased $1,561,000 from 1994 to 1995 primarily due to property taxes on additional plant in service.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES


OTHER UTILITY INCOME (EXPENSE), NET OF TAX

     Other utility income (expense), net of tax decreased $191,000 from income of $655,000 in 1995 to $464,000 in 1996. Other utility income (expense), net of tax increased $917,000 from an expense of $262,000 in 1994 to income of $655,000 in 1995. The increase was a result of revenues from the incentive rate program in Tennessee and an increased amount of revenues recognized by Cities related to the release of its excess firm capacity on the pipelines which serve Cities. In addition, the increase in other utility income (expense), net of tax was a result of a $171,000 credit for the capitalization of the equity portion of the allowance for funds used during construction (AFUDC) of the twenty-eight mile main in Middle Tennessee and increased interest income on deferred gas costs that are to be billed in the future.

UTILITY INTEREST EXPENSE

     Interest expense increased from $14,299,000 in 1995 to $14,760,000 in 1996. Interest on long-term debt increased $739,000 as a result of interest on the medium-term notes issued in late-1995, slightly offset by the retirement of other long-term debt. Other interest expense decreased $278,000 as a result of lower outstanding balances of short-term debt and other miscellaneous liabilities during 1996. Other interest expense in 1995 was impacted by a $349,000 reduction to interest expense related to the capitalization of the debt portion of the AFUDC of the twenty-eight mile main in Middle Tennessee.

     Interest expense increased from $14,087,000 in 1994 to $14,299,000 in 1995. Interest on long-term debt decreased $317,000 due to the retirement of long-term debt. Other interest expense increased $529,000 primarily as a result of interest on additional short-term debt and other miscellaneous liabilities outstanding during 1995. This increase was somewhat offset by the $349,000 reduction to interest expense in 1995 related to the capitalization of the debt portion of the AFUDC of the twenty-eight mile main in Middle Tennessee.

SUBSIDIARY OPERATIONS

     Subsidiary operations contributed 25.6%, 42.2% and 35.4% of the company's net income in 1996, 1995 and 1994, respectively. The following is a discussion of the results of operations of the company's subsidiaries, UCG Energy Corporation and United Cities Gas Storage Company.

     UCG ENERGY CORPORATION

     Revenues increased from $34,433,000 in 1995 to $43,902,000 in 1996.
Revenues in the Utility Services Division decreased $2,498,000 as a result of the transfer of certain natural gas contracts to WMLLC. The Propane Division's revenues increased $13,722,000 due to increased retail and wholesale volumes sold and increased transport revenues, both due to colder weather in 1996 as compared to 1995, and the acquisitions of Arrow Propane, Inc. in September 1996, Duncan Gas Service in January 1996 and Transpro South, Inc. in May 1995. The Rental Division's revenues decreased $1,755,000 due to the elimination of rental revenues related to the transfer of certain rental units to Cities.

     Revenues decreased from $38,383,000 in 1994 to $34,433,000 in 1995 principally because of decreased gas brokerage sales to municipalities, industrial and other customers. This decrease was primarily due to the transfer of certain gas brokerage contracts in the Utility Services Division to WMLLC. Also contributing to the decrease was the discontinuance of the distribution of energy-related products in the Utility Services Division. This decrease was partially offset by an increase in revenues in the Propane Division generated by additional wholesale and retail volumes sold resulting from the acquisitions of Transpro South, Inc. in May 1995, Harrell Propane, Inc. in January 1995 and Hurley's Propane Gas in April 1994. The Rental Division experienced a decrease in revenues due to lower rental rates on particular rental units in service as well as the elimination of certain revenues due to the transfer of certain rental units to Cities in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

     Operating expenses increased from $25,625,000 in 1995 to $35,947,000 in 1996. Expenses of the Utility Services Division decreased $2,537,000 as a result of decreased cost of sales due to decreased gas brokerage activities. Expenses increased $12,766,000 in the Propane Division due to a combination of the cost of increased propane volumes sold as well as increased administrative and general expenses. These increases were the result of colder weather in 1996 as compared to 1995, and the acquisitions of Arrow Propane, Inc., Duncan Gas Service and Transpro South, Inc. Expenses increased $93,000 from 1995 to 1996 in the Rental Division.

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

     Interest expense increased from $1,192,000 in 1995 to $1,366,000 in 1996 due to interest payments associated with both the long-term financing of a 1996 acquisition and short-term borrowings outstanding at the end of 1995 which were converted to long-term debt in 1996 in the Propane Division. Interest expense increased from $773,000 in 1994 to $1,192,000 in 1995 primarily due to interest payments on short-term financing resulting from the WMLLC acquisition. Contributing to this increase was interest expense on additional short-term borrowings in the Propane Division.

     Depreciation and amortization expense decreased from $4,378,000 in 1995 to $3,820,000 in 1996. The decrease was due to the elimination of depreciation expense on certain rental units in the Rental Division which were transferred to Cities at the end of 1995. This decrease was partially offset by depreciation expense on additional plant and equipment in the Propane Division. Depreciation and amortization expense increased from $3,580,000 in 1994 to $4,378,000 in 1995. This increase was due primarily to the amortization of the intangible assets related to the investment in WMLLC of approximately $374,000 in the Utility Services Division. Also, contributing to the increase was increased amortization on exploration projects and depreciation on additional plant and equipment.

     Other income of UCG Energy increased from $2,330,000 in 1995 to $3,043,000 in 1996. Investment income from WMLLC in the Utility Services Division increased $643,000 from $1,354,000 in 1995 to $1,997,000 in 1996. Also contributing to the increase in other income was additional income from investments in oil and natural gas exploration and production projects in the Utility Services Division. Other income of UCG Energy increased from $727,000 in 1994 to $2,330,000 in 1995 primarily as a result of investment income from WMLLC.

     Net income for UCG Energy was $3,605,000, $3,450,000 and $3,750,000 in
1996, 1995 and 1994, respectively.

     UNITED CITIES GAS STORAGE COMPANY

     United Cities Gas Storage Company's net income was $806,000, $740,000 and $526,000 in 1996, 1995 and 1994, respectively. The increase in net income from 1995 to 1996 was primarily a result of decreased interest expense resulting from the retirement of long-term debt outstanding. The increase in net income from 1994 to 1995 was primarily a result of increased revenues for storage services provided primarily to the utility company and a decrease in operating expenses other than gas cost.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                                                          PAGE
                                                                                                                          ----
        Financial Statements:
            Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994 .....................   30
            Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 .................   31
            Consolidated Balance Sheets as of December 31, 1996 and 1995 ...............................................   32
            Consolidated Statements of Capitalization as of December 31, 1996 and 1995 .................................   33
            Consolidated Statements of Retained Earnings, Capital Surplus and Common Stock for the
              years ended December 31, 1996, 1995 and 1994 .............................................................   34
            Notes to Consolidated Financial Statements .................................................................   35
            Report of Independent Public Accountants ...................................................................   46
            Consolidated Financial and Operating Data ..................................................................   47
            Quarterly Financial Data ...................................................................................   47
            Market Information .........................................................................................   47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 10, 11, 12, AND 13, constituting Part III of the Form 10-K, have been omitted from this annual report pursuant to the provisions of Instruction G to Form 10-K, since a definitive proxy statement, which is incorporated herein by reference, except for the report of the compensation committee of the board of directors and the performance graph, will be filed on or about March 31, 1997. Information required for executive officers is included in Part I, Item 1.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements:
              See Part II, Item 8

     (2) Financial Statement Schedules:                                                                        PAGE
                                                                                                               ----
              Report of Independent Public Accountants .....................................................    53
                  Schedule
                   Number
                  ---------
                      I    Condensed Financial Information of Registrant ...................................    54
                      II   Valuation and Qualifying Accounts ...............................................    55

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

                         10.01 Annual Incentive Compensation Plan effective January 1, 1989, as revised, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

                         10.02 Supplemental Executive Retirement Compensation Agreement, as revised (filed with the Registrant's. Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

                         10.03 Long-Term Stock Plan of 1989, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

                         10.04 Directors' Deferred Compensation Plan effective February 1, 1992, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

                         10.05 Non-Employee Director Stock Plan effective February 28, 1995, (filed with the Registrant's Form 10-Q dated June 30, 1995, and incorporated herein by reference).

                         10.06 Key Management Deferred Compensation Plan effective January 1, 1995, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

     (b)  Reports filed on Form 8-K:

                         The following Form 8-Ks have been filed subsequent to the filing of the Form 10-Q dated September 30, 1996:

                         1.  Form 8-K, Item 5 dated November 7, 1996.
                         2.  Form 8-K, Item 5 dated November 18, 1996.
                         3.  Form 8-K, Item 5 dated December 10, 1996.

     (c)  Exhibits filed:
                         A complete listing of exhibits required is given in the
                         Exhibit Index (page 56) which precedes the exhibits filed with this report.

     (d)  Financial Statements Omitted from Annual Report to Security Holders:
                         None.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES


For the Years Ended December 31,                             1996         1995         1994
----------------------------------------------------------------------------------------------
(In Thousands, except per share data)
UTILITY OPERATING REVENUES ............................   $  353,382   $  271,860   $  280,984
     Natural gas cost .................................      227,366      159,176      172,968
----------------------------------------------------------------------------------------------
UTILITY OPERATING MARGIN ..............................      126,016      112,684      108,016
----------------------------------------------------------------------------------------------
OTHER UTILITY OPERATING EXPENSES:
     Operations .......................................       56,073       55,426       51,299
     Maintenance ......................................        6,633        6,400        6,005
     Depreciation and amortization ....................       16,615       15,119       13,934
     Federal and state income taxes ...................        7,018        4,050        3,873
     Other taxes ......................................       12,590       12,300       10,739
----------------------------------------------------------------------------------------------
          Total other utility operating expenses ......       98,929       93,295       85,850
----------------------------------------------------------------------------------------------
UTILITY OPERATING INCOME ..............................       27,087       19,389       22,166
OTHER UTILITY INCOME (EXPENSE), NET OF TAX ............          464          655         (262)
----------------------------------------------------------------------------------------------
                                                              27,551       20,044       21,904
----------------------------------------------------------------------------------------------
UTILITY INTEREST EXPENSE:
     Interest on long-term debt .......................       12,772       12,033       12,350
     Other interest expense ...........................        1,988        2,266        1,737
----------------------------------------------------------------------------------------------
          Total utility interest expense ..............       14,760       14,299       14,087
----------------------------------------------------------------------------------------------
UTILITY INCOME ........................................       12,791        5,745        7,817
----------------------------------------------------------------------------------------------
OTHER INCOME:
     Operations of UCG Energy Corporation--
          Revenues ....................................       43,902       34,433       38,383
          Operating expenses ..........................      (35,947)     (25,625)     (28,713)
          Interest expense ............................       (1,366)      (1,192)        (773)
          Depreciation and amortization ...............       (3,820)      (4,378)      (3,580)
          Other income ................................        3,043        2,330          727
          Federal and state income taxes ..............       (2,207)      (2,118)      (2,294)
----------------------------------------------------------------------------------------------
                                                               3,605        3,450        3,750
----------------------------------------------------------------------------------------------
     Operations of UCG Storage Company--
          Revenues ....................................        5,664        7,443        7,128
          Operating expenses ..........................       (3,114)      (4,905)      (4,952)
          Interest expense ............................         (841)        (965)        (948)
          Depreciation and amortization ...............         (394)        (368)        (366)
          Federal and state income taxes ..............         (509)        (465)        (336)
----------------------------------------------------------------------------------------------
                                                                 806          740          526
----------------------------------------------------------------------------------------------
NET INCOME ............................................   $   17,202   $    9,935   $   12,093
==============================================================================================
NET INCOME PER SHARE ..................................   $     1.31   $      .84   $     1.16
==============================================================================================
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ...........       13,086       11,792       10,409
==============================================================================================
COMMON STOCK DIVIDENDS PER SHARE ......................   $     1.02   $     1.02   $    1.005
==============================================================================================

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES

For the Years Ended December 31,                                                      1996         1995         1994
----------------------------------------------------------------------------------------------------------------------
(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ................................................................   $  17,202    $   9,935    $  12,093
----------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
          Depreciation and amortization ........................................      20,829       19,865       17,880
          Deferred taxes .......................................................       1,578        1,780        1,301
          Investment tax credits, net ..........................................        (362)        (364)        (370)
          Investment income from Woodward Marketing, L.L.C .....................      (1,997)      (1,354)          --
          Changes in current assets and current liabilities:
               Receivables .....................................................     (14,416)     (11,187)       7,032
               Materials and supplies ..........................................        (508)         266          193
               Gas in storage ..................................................     (12,055)       9,808         (468)
               Gas costs to be billed in the future ............................       2,592          244       (7,911)
               Prepayments and other ...........................................      (1,359)          18        1,007
               Accounts payable ................................................      16,038          144       (8,437)
               Customer deposits and advance payments ..........................      (1,201)      (2,095)       2,190
               Accrued interest ................................................        (133)         267       (1,112)
               Supplier refunds due customers ..................................      (5,653)       1,013        1,227
               Accrued taxes ...................................................       6,524       (1,955)       2,489
               Other, net ......................................................         652       (1,095)         409
----------------------------------------------------------------------------------------------------------------------
                    Total adjustments ..........................................      10,529       15,355       15,430
----------------------------------------------------------------------------------------------------------------------
                         Net cash provided by operating activities .............      27,731       25,290       27,523
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property--utility ............................................     (32,767)     (35,160)     (30,888)
     Additions to property--non-utility ........................................      (6,572)      (4,926)      (4,228)
     Proceeds from (investment in) Woodward Marketing, L.L.C ...................         795         (832)          --
----------------------------------------------------------------------------------------------------------------------
                         Net cash used in investing activities .................     (38,544)     (40,918)     (35,116)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net ................................................      33,375      (13,875)      23,325
     Proceeds from issuance of long-term debt ..................................          --       27,000           --
     Proceeds from issuance of common stock ....................................       2,640       23,314        3,262
     Long-term debt retirements ................................................     (13,734)      (6,347)      (7,833)
     Dividends paid ............................................................     (11,062)     (10,206)      (9,215)
----------------------------------------------------------------------------------------------------------------------
                         Net cash provided by financing activities .............      11,219       19,886        9,539
----------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND TEMPORARY INVESTMENTS .................................         406        4,258        1,946
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF YEAR ............................       7,002        2,744          798
----------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY INVESTMENTS AT END OF YEAR ..................................   $   7,408    $   7,002    $   2,744
======================================================================================================================
CASH PAID DURING THE PERIOD FOR:
     Interest, net of amounts capitalized ......................................   $  17,061    $  16,164    $  16,946
======================================================================================================================
     Income taxes ..............................................................   $   7,883    $   8,623    $   3,720
======================================================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Dividends reinvested ......................................................   $   2,181    $   1,799    $   1,254
======================================================================================================================
     Debt incurred to acquire assets of Harrell Propane, Inc. ..................   $      --    $   1,250    $      --
======================================================================================================================
     Debt incurred to acquire assets of Duncan Gas Service .....................   $   2,957    $      --    $      --
======================================================================================================================
     Common stock issued for investment in Woodward Marketing, L.L.C ...........   $      --    $   5,000    $      --
======================================================================================================================
     Increase in common stock equity due to acquisition of Monarch Gas Co. .....   $   2,433    $      --    $      --
======================================================================================================================


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES

As of December 31,                                                                         1996         1995
----------------------------------------------------------------------------------------------------------------
(In Thousands)
ASSETS
UTILITY PLANT:
     Plant in service, at cost ......................................................   $  477,832   $  445,058
          Less--accumulated depreciation ............................................      175,156      157,968
---------------------------------------------------------------------------------------------------------------
                                                                                           302,676      287,090
----------------------------------------------------------------------------------------------------------------
NON-UTILITY PROPERTY:
     Property, plant and equipment ..................................................       76,480       67,423
          Less--accumulated depreciation ............................................       21,536       19,501
----------------------------------------------------------------------------------------------------------------
                                                                                            54,944       47,922
----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and temporary investments .................................................        7,408        7,002
     Receivables, less allowances for uncollectible accounts of $1,746 in 1996
          and $1,352 in 1995 ........................................................       68,933       54,517
     Materials and supplies .........................................................        5,422        4,914
     Gas in storage .................................................................       28,698       16,643
     Gas costs to be billed in the future ...........................................       13,121       15,713
     Prepayments and other ..........................................................        3,387        2,028
----------------------------------------------------------------------------------------------------------------
                                                                                           126,969      100,817
----------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES:
     Unamortized debt discount and expense, net .....................................        2,775        2,896
     Non-compete agreements, net ....................................................        3,183        3,259
     Investment in Woodward Marketing, L.L.C., net ..................................        8,062        7,012
     Other deferred charges .........................................................       15,040       11,381
----------------------------------------------------------------------------------------------------------------
                                                                                            29,060       24,548
----------------------------------------------------------------------------------------------------------------
                                                                                        $  513,649   $  460,377
===============================================================================================================
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
     Common stock equity ............................................................   $  157,284   $  146,071
     Long-term debt .................................................................      153,859      163,160
----------------------------------------------------------------------------------------------------------------
                                                                                           311,143      309,231
----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
     Current portion of long-term obligations .......................................        7,679        9,155
     Notes payable ..................................................................       65,688       32,313
     Accounts payable for gas costs .................................................       39,486       24,433
     Other accounts payable .........................................................        5,869        4,884
     Accrued taxes ..................................................................       10,944        4,420
     Customer deposits and advance payments .........................................       10,877       12,078
     Accrued interest ...............................................................        3,479        3,612
     Supplier refunds due customers .................................................          801        6,454
     Other ..........................................................................       11,514        8,580
----------------------------------------------------------------------------------------------------------------
                                                                                           156,337      105,929
----------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS:
     Accumulated deferred income tax ................................................       33,017       31,599
     Deferred investment tax credits ................................................        3,936        4,281
     Income taxes due customers .....................................................        4,943        5,190
     Other ..........................................................................        4,273        4,147
----------------------------------------------------------------------------------------------------------------
                                                                                            46,169       45,217
----------------------------------------------------------------------------------------------------------------
                                                                                        $  513,649   $  460,377
===============================================================================================================


The accompanying notes are an integral part of these consolidated balance sheets.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
-------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES

As of December 31,                                                                    1996                       1995
---------------------------------------------------------------------------------------------------------------------------
(In Thousands, except share amounts)
COMMON STOCK EQUITY:
     Common Stock without par value, authorized
          40,000,000 shares, outstanding 13,220,538 in 1996
          and 12,727,280 in 1995 .....................................   $  108,056                 $  101,735
     Capital surplus .................................................       22,462                     22,462
     Retained earnings ...............................................       26,766                     21,874
---------------------------------------------------------------------------------------------------------------------------
          Total common stock equity ..................................      157,284         50.6%      146,071         47.2%
---------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
     First mortgage bonds--
          Series N, 8.69%, due 2000 ..................................        7,000                     10,000
          Series P, 10.43%, due 2017 .................................       25,000                     25,000
          Series Q, 9.75%, due 2020 ..................................       20,000                     20,000
          Series R, 11.32%, due 2004 .................................       15,000                     15,000
          Series S, 8.71%, due 1997 ..................................           --                      7,000
          Series T, 9.32%, due 2021 ..................................       18,000                     18,000
          Series U, 8.77%, due 2022 ..................................       20,000                     20,000
          Series V, 7.50%, due 2007 ..................................       10,000                     10,000
---------------------------------------------------------------------------------------------------------------------------
               Total first mortgage bonds ............................      115,000                    125,000
Medium term notes, 6.20% through 6.67%,
     due 2000 through 2025 ...........................................       22,000                     22,000
Senior secured storage term notes, 7.45%,
     due in installments through 2007 ................................        9,353                      9,926
Rental property adjustable rate term notes
     due in installments through 1999 ................................        4,497                      5,691
Rental property fixed rate term note,
     7.9%, due in installments through 2013 ..........................        2,161                      2,292
Propane term note, 6.99%, due in installments
     through 2002 ....................................................        4,500                      5,000
Other long-term obligations due in installments
     through 2004 ....................................................        4,027                      2,406
---------------------------------------------------------------------------------------------------------------------------
                                                                            161,538                    172,315
     Less--current requirements .......................................       7,679                      9,155
---------------------------------------------------------------------------------------------------------------------------
          Total long-term debt, excluding amounts due
               within one year .......................................      153,859         49.4%      163,160         52.8%
---------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION .................................................   $  311,143        100.0%   $  309,231        100.0%
===========================================================================================================================


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, CAPITAL SURPLUS AND COMMON STOCK
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES

                                                                                         RETAINED    CAPITAL    COMMON
(In Thousands, except share amounts)                                                     EARNINGS    SURPLUS     STOCK
-----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1993 ............................................................   $ 22,320   $ 22,462   $ 67,106
     Add-net income ..................................................................     12,093          -          -
     Common stock activity:
          Sold under employee stock purchase, dividend reinvestment,
               long-term stock and customer stock purchase plans (299,415 shares) ....          -          -      4,516
-----------------------------------------------------------------------------------------------------------------------
                                                                                           34,413     22,462     71,622
     Deduct-common stock dividends ...................................................     10,469          -          -
-----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1994 ............................................................     23,944     22,462     71,622
     Add-net income ..................................................................      9,935          -          -
     Common stock activity:
          Sold under employee stock purchase, dividend reinvestment, long-term stock, 401(k) and customer stock purchase plans
               (413,327 shares) ......................................................          -          -      6,213
          Issued in acquisition of Woodward Marketing, L.L.C. (320,512 shares) .......          -          -      5,000
          Issuance of 1,380,000 shares of common stock ...............................          -          -     18,900
-----------------------------------------------------------------------------------------------------------------------
                                                                                           33,879     22,462    101,735
     Deduct-common stock dividends ...................................................     12,005          -          -
-----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995 ............................................................     21,874     22,462    101,735
ADJUSTMENTS FOR POOLING OF INTERESTS (207,366 SHARES) ................................        933          -      1,500
-----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995, AS RESTATED ...............................................     22,807     22,462    103,235
     Add-net income ..................................................................     17,202          -          -
     Common stock activity:
          Sold under employee stock purchase, dividend reinvestment, long-term stock, non-employee director and customer stock
               purchase plans (285,892 shares) .......................................          -          -      4,821
-----------------------------------------------------------------------------------------------------------------------
                                                                                           40,009     22,462    108,056
     Deduct-common stock dividends ...................................................     13,243          -          -
-----------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996 ............................................................   $ 26,766   $ 22,462   $108,056
=======================================================================================================================


The accompanying notes are an integral part of these consolidated statements.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION-

     The consolidated financial statements include the accounts of United Cities Gas Company (Cities) and its subsidiaries (collectively, the company). The operations of UCG Energy Corporation (UCG Energy) and United Cities Gas Storage Company (UCG Storage), wholly-owned subsidiaries of Cities, shown in the accompanying Consolidated Statements of Income, include affiliated revenues of $9,112,000, $12,760,000 and $13,565,000 for the years 1996, 1995 and 1994, respectively.

     The affiliated revenues of UCG Energy represent rental charges to Cities for transportation equipment and office facilities, and in 1995 and 1994, the affiliated revenues also included the sale of gas-related equipment to Cities. The affiliated revenues of UCG Storage consist of charges for natural gas storage services and natural gas sales to Cities. In management's opinion, such intercompany charges compare favorably with terms which Cities could obtain from other sources under comparable conditions.

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

BASIS OF ACCOUNTING-

     The consolidated financial statements reflect actions by the regulatory authorities in the states in which Cities operates that result in the recognition of revenues and expenses in different time periods than do companies that are not regulated. As a result of the ratemaking process, regulatory assets and liabilities are deferred in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

UTILITY PLANT-

     Utility plant is stated at the historical cost of construction. Such costs include direct construction costs, payroll related costs (taxes, pensions and other fringe benefits), administrative and general costs, and the estimated cost of allowance for funds used during construction. The estimated cost of allowance for funds is as follows:

                                                       1996      1995      1994
--------------------------------------------------------------------------------
Debt portion of the cost of funds ...................   5.4%      6.5%      5.7%
Equity portion of the cost of funds .................   4.7%      4.3%      3.5%
--------------------------------------------------------------------------------
Total ...............................................  10.1%     10.8%      9.2%
================================================================================

     The debt portion of the cost of funds is reflected as a credit to "Other interest expense" in the amounts of $258,000, $489,000 and $183,000 in 1996, 1995 and 1994, respectively. The equity portion of the cost of funds is reflected in "Other utility income (expense), net of tax" in the amounts of $186,000, $256,000 and $111,000 in 1996, 1995 and 1994, respectively.

DEPRECIATION AND MAINTENANCE-

     Depreciation is provided in the accounts based on straight-line composite rates of 3.5%, 3.6% and 3.4% of the cost of depreciable utility plant in service in 1996, 1995 and 1994, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES

CUSTOMER RECEIVABLES AND OPERATING REVENUES-

     The company is primarily engaged in the distribution and sales of natural and propane gas to a diverse base of residential, commercial and industrial customers in 49 operating areas in the states of Tennessee, Kansas, Georgia, Virginia, Illinois, Missouri, Iowa, South Carolina, North Carolina and Kentucky.

     Cities' operating revenues are based on rates approved by the regulatory commissions in the states in which it operates. Cities follows the practice of accruing for services rendered but unbilled at the end of the accounting period.

     The Georgia Public Service Commission and the Tennessee Regulatory Authority (formerly the Tennessee Public Service Commission) have approved the implementation of Weather Normalization Adjustments (WNAs). The WNAs, effective October through May each year in Georgia and November through April each year in Tennessee, allow Cities to increase the base rate portion of customers' bills when weather is warmer than normal and decrease the base rate when weather is colder than normal. The net effect of the WNAs was a decrease in revenues of $2,612,000 in 1996 and an increase in revenues of $1,030,000 and $2,050,000 in
1995 and 1994, respectively.

REFUNDABLE OR RECOVERABLE GAS COSTS-

     Cities' refunds from pipeline suppliers and changes in cost of gas delivered to customers, which are different from the amounts recovered through rates, are deferred and are being refunded or recovered in accordance with procedures approved by the state commissions. Effective April 1, 1995, and for an experimental two-year period, the Purchased Gas Adjustment (PGA) clause in Tennessee was modified by an incentive rate program which compares Cities' purchased gas prices to market prices. The gains or losses to be recognized by Cities as a result of the incentive program were limited to a maximum of $25,000 per month in the plan year ended March 31, 1996, and limited to a maximum of $600,000 per year in the plan year ending March 31, 1997. Cities recognized gains related to the incentive program in Tennessee of $675,000 and $213,000 for fiscal 1996 and 1995, respectively. An incentive rate program similar to the Tennessee program has also been approved in Georgia for an experimental two-year period and is expected to be effective by the second quarter of 1997.

INVENTORIES-

     Inventories consist primarily of materials and supplies and gas in storage. Materials and supplies include merchandise and appliances and are valued at average cost.

     Cities' liquefied natural gas and propane inventories and gas stored underground are valued on a first-in, first-out basis. Propane owned by UCG Energy is priced at average cost. Gas stored underground and owned by UCG Storage is valued on a last-in, first-out (LIFO) basis. At December 31, 1996 and 1995, $5,004,000 and $3,799,000, respectively, of the total gas in storage was valued on the LIFO basis. In accordance with Cities' PGA clauses, the liquidation of a LIFO layer would be reflected in subsequent gas adjustments in customer rates and does not affect the results of operations.

     The categories of current gas in storage are as follows:

(In Thousands)                                                   1996       1995
--------------------------------------------------------------------------------
Natural gas stored underground ..............................$  7,674   $  4,784
Liquefied natural gas .......................................   1,550        835
Propane .....................................................   1,539        830
Natural gas stored by pipeline suppliers ....................  17,935     10,194
--------------------------------------------------------------------------------
Total gas in storage ........................................$ 28,698   $ 16,643
================================================================================


EARNINGS PER SHARE-

     Primary earnings per share have been computed on the basis of the weighted-average number of shares of common stock outstanding during the year.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS-

     The carrying amounts of cash and temporary investments, short-term debt and accrued interest approximate fair value because of the short-term nature of these items. Based on the current market rates offered for similar debt of the same maturities, the fair value of the company's long-term debt, including the current portion, exceeded the carrying amount by approximately $18,200,000 and $29,100,000 at December 31, 1996 and 1995, respectively. Management believes that the prepayment provisions of the company's first mortgage bonds do not make it economically feasible to refinance the long-term debt at this time.

STATEMENTS OF CASH FLOWS-

     For the purpose of the statements of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounting Pronouncements-

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The company adopted SFAS 121 effective January 1, 1996, and because of the current regulatory structure in which Cities operates, the adoption did not have a material effect on the results of operations, financial condition or cash flows of the company.

RECLASSIFICATIONS-

     Certain reclassifications were made conforming prior years' financial statements with 1996 financial statement presentation.

REGULATORY MATTERS

     In April 1995, Cities filed to increase rates on an annual basis by $810,000 in the state of Virginia. Cities was granted permission by the Virginia State Corporation Commission to implement the proposed rate increase effective September 29, 1995. The increase is subject to refund pending the final order by the commission which is expected by mid-1997.

EMPLOYEE BENEFIT PLANS

PENSION-

     The company has a trusteed noncontributory defined benefit pension plan which covers substantially all employees. The plan provides benefits based on years of credited service and final average salary. The plan assets consist principally of marketable equity securities, corporate and government debt securities, and deposits with insurance companies. The company's policy is to fund the plan in accordance with the requirements of the Employee Retirement Income Security Act.

     The company also has an excess benefit pension plan that is unfunded and may provide supplemental benefits to officers of the company after retirement.

     Actuarial assumptions used for the plans are as follows:

                                                     1996       1995       1994
--------------------------------------------------------------------------------
Weighted-average discount rate ...................   7.50%      7.50%      8.00%
Rate of increase in future compensation levels ...   5.50%      5.50%      5.50%
Expected long-term rate of return ................   9.00%      9.00%      9.00%
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES

     Net periodic pension expense for the plans in fiscal 1996, 1995 and 1994 consists of the following components:

(In Thousands)                                   1996        1995        1994
================================================================================
Service cost ...............................   $  3,268    $  3,451    $  3,129
Interest cost ..............................      4,890       4,296       3,857
Actual return on plan assets ...............     (7,937)    (10,365)     (1,067)
Net amortization and other .................      2,441       5,772      (3,591)
--------------------------------------------------------------------------------
Net periodic pension expense ...............   $  2,662    $  3,154    $  2,328
================================================================================

     A reconciliation of the funded status of the plans to the amounts recognized in the company's consolidated financial statements at December 31, 1996 and 1995, is presented below:

(In Thousands)                                                             1996        1995
---------------------------------------------------------------------------------------------
Vested benefit obligation ............................................   $ 46,974    $ 49,048
Nonvested benefit obligation .........................................      8,719       5,857
---------------------------------------------------------------------------------------------
Accumulated benefit obligation .......................................     55,693      54,905
Projected salary increases ...........................................     15,866      11,596
---------------------------------------------------------------------------------------------
Projected benefit obligation .........................................     71,559      66,501
Plan assets at fair value ............................................     71,978      63,732
---------------------------------------------------------------------------------------------
Funded status ........................................................       (419)      2,769
Unrecognized net obligation being recognized over participants'
     average remaining service period ................................     (1,616)     (1,800)
Unrecognized net transition liability ................................       (191)       (250)
Unrecognized net gain (loss) .........................................      1,939        (231)
Adjustment to recognize minimum liability ............................          9         461
---------------------------------------------------------------------------------------------
Accrued (prepaid) pension expense ....................................   $   (278)   $    949
=============================================================================================

     Included in the 1995 accumulated benefit obligation and net periodic pension expense is $576,000 of costs related to the company's consolidation activities in its Virginia/East Tennessee Division.

POSTRETIREMENT BENEFITS AND OTHER-

     The company provides postretirement health care benefits for retired employees. Substantially all of the company's employees will become eligible for those benefits if they reach the normal retirement age while working for the company. Net periodic postretirement benefit expense for the company's plan in 1996, 1995 and 1994 consists of the following components:

(In Thousands)                                        1996       1995       1994
--------------------------------------------------------------------------------
Service cost ...................................   $   153    $   120    $   196
Interest cost ..................................     1,037      1,051        894
Actual return on plan assets ...................      (212)      (107)        13
Amortization of transition costs ...............       445        445        445
Other ..........................................       233        182        101
--------------------------------------------------------------------------------
Net periodic postretirement benefit expense ....   $ 1,656    $ 1,691    $ 1,649
================================================================================

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES


     A reconciliation of the funded status of the plan to the amounts recognized in the company's consolidated financial statements at December 31, 1996 and 1995 is presented below:


(In Thousands)                                                               1996        1995
---------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
     Retirees ........................................................   $ 12,834    $ 10,903
     Fully eligible active plan participants .........................      1,015       2,302
     Other active plan participants ..................................      2,033         988
---------------------------------------------------------------------------------------------
                                                                           15,882      14,193
Plan assets at fair value, primarily listed stocks and bonds .........      3,715       2,703
---------------------------------------------------------------------------------------------
Accumulated obligation in excess of plan assets ......................     12,167      11,490
Unrecognized net transition obligation ...............................     (7,115)     (7,559)
Unrecognized net loss ................................................     (5,278)     (4,019)
---------------------------------------------------------------------------------------------
Prepaid postretirement benefit expense ...............................   $   (226)   $    (88)
=============================================================================================

     Actuarial assumptions used for the plan are as follows:


                                                                  1996       1995       1994
--------------------------------------------------------------------------------------------
Weighted-average discount rate .............................      7.50%      7.50%      8.50%
Rate of increase in future compensation levels .............      5.50%      5.50%      5.50%
Expected long-term rate of return after estimated taxes ....      4.25%      4.25%      4.25%
--------------------------------------------------------------------------------------------


     For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1996 and 1995, and a 12% annual rate of increase was assumed for 1994. In 1996, the rate was assumed to decrease gradually to 5.5% over eight years and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $1,099,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $79,000.

     The company's 401(k) savings plan allows participants to make contributions toward retirement savings. Each participant may contribute up to 15% of qualified compensation. For employee contributions up to 6% of the participant's qualified compensation, the company will contribute 30% of the employee's contribution. The company may also contribute up to an additional 20% of the employee's contribution based on certain criteria specified in the plan. Effective January 1, 1995, any additional contribution made by the company will be through the issuance of the company's common stock. For 1996, 1995 and 1994, the company contributed $826,000, $478,000 and $750,000, respectively, to the 401(k) plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES

INCOME TAXES

     A detail of the federal and state income tax provision is set forth below:

(In Thousands)                                       1996       1995       1994
--------------------------------------------------------------------------------
Charged to operating expenses--
Federal income taxes--
  Current ........................................$ 4,927    $ 2,244    $ 2,481
  Deferred, net ..................................  1,228      1,542      1,052
Investment tax credits, net ......................   (362)      (364)      (370)
State income taxes--
  Current ........................................    991        450        496
  Deferred, net ..................................    234        178        214
--------------------------------------------------------------------------------
                                                    7,018      4,050      3,873
--------------------------------------------------------------------------------
Charged to other income, net--
Federal income taxes--
  Current ........................................  2,447      2,450      2,039
  Deferred, net ..................................     99         52         30
State income taxes--
  Current ........................................    425        410        421
  Deferred, net ..................................     17          8          5
--------------------------------------------------------------------------------
                                                    2,988      2,920      2,495
--------------------------------------------------------------------------------
Total federal and state income tax provision .....$10,006    $ 6,970    $ 6,368
================================================================================

     Income taxes differ from amounts computed by applying the statutory rates to pre-tax income as follows:


(In Thousands)                                       1996       1995       1994
-------------------------------------------------------------------------------
Net income .......................................$17,202    $ 9,935    $12,093
Income tax provision ............................. 10,006      6,970      6,368
-------------------------------------------------------------------------------
Pre-tax income ...................................$27,208    $16,905    $18,461
===============================================================================
Federal income tax at statutory rate of 34% ......$ 9,251    $ 5,748    $ 6,277
State income tax, net ............................  1,100        690        750
Additional federal income tax provision ..........    210        875         --
Amortization of investment tax credits ...........   (362)      (364)      (370)
Amortization of excess deferred income tax .......   (183)        26       (288)
Other, net .......................................    (10)        (5)        (1)
-------------------------------------------------------------------------------
Total federal and state income tax provision .....$10,006    $ 6,970    $ 6,368
===============================================================================

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

     The temporary differences which gave rise to the net deferred tax liability at December 31, 1996 and 1995, were as follows:

(In Thousands)                                                             1996       1995

--------------------------------------------------------------------------------------------
Deferred tax assets--
     Unamortized investment tax credit ...............................   $  1,346   $  1,410
     Other ...........................................................      4,517      4,095
--------------------------------------------------------------------------------------------
                                                                            5,863      5,505
--------------------------------------------------------------------------------------------
Deferred tax liabilities--
     Accelerated depreciation and other plant-related differences ....     36,153     34,785
     AFUDC-equity ....................................................        690        721
     Regulatory tax assets ...........................................        105        354
     Additional deferred federal income tax liability accrued ........         --        425
     Deductible legal fees ...........................................        640         --
     Miscellaneous deferred charges ..................................        478        191
     Pension funding .................................................        805        628
     Other ...........................................................          9         --
--------------------------------------------------------------------------------------------
                                                                           38,880     37,104
--------------------------------------------------------------------------------------------
Net accumulated deferred income tax liability ........................   $ 33,017   $ 31,599
============================================================================================


     The Internal Revenue Service (IRS) has reviewed the consolidated federal income tax returns of the company for the years 1991 through 1993. In September 1995, the revenue agent issued a report proposing certain adjustments to the company's taxable income. In December 1995, the company filed a formal protest and disagreement with the IRS on two proposed adjustments. Settlement of the two issues was made at the IRS appeals office in July 1996, with no material effect on the results of operations, financial condition or cash flows of the company.

ENVIRONMENTAL ISSUES

     Cities is the owner or previous owner of manufactured gas plant sites which were used to supply gas prior to the availability of natural gas. Manufactured gas was an inexpensive source of fuel for lighting and heating nationwide. As a result of the gas manufacturing process, certain by-products and residual materials, including coal-tar, were produced and may have been accumulated at the plant sites. This was an acceptable and satisfactory process at the time such operations were being conducted. Under current environmental protection laws and regulations, Cities may be responsible for response action with respect to such materials, if response action is necessary.

     In June 1995, Cities entered into an agreement to pay $1,787,000 to Union Electric Company (Union Electric) whereby Union Electric agreed to assume responsibility for Cities' continuing investigation and environmental response action obligations as outlined in the feasibility study related to a former manufactured gas plant site in Keokuk, Iowa. At December 31, 1996, Cities had $1,072,000 accrued for its remaining liability related to the agreement. This amount is to be paid in equal annual payments over each of the next three years. Cities deferred the agreement amount of $1,787,000 and was granted recovery over a ten-year period in the May 1996 Iowa rate increase.

     Cities owns former manufactured gas plant sites in Johnson City and Bristol, Tennessee and Hannibal, Missouri. Cities and the Tennessee Department of Environment and Conservation entered into a consent order effective January 23, 1997, for the purpose of facilitating the investigation, removal and remediation of the Johnson City site. Cities began the implementation of the consent order in the first quarter of 1997. Cities is unaware of any information which suggests that the Bristol site gives rise to a present health or environmental risk as a result of the manufactured gas process or that any response action will be necessary. The Missouri Department of Natural Resources
(MDNR) conducted a site reconnaissance and sampling at the Hannibal site. The most recent MDNR report received concludes that hazardous substances and hazardous wastes are present on site, and that a release of hazardous substances to soils has occurred; however, the risk of human exposure appears to be minimal. Additional site work is likely. As of December 31, 1996, Cities had incurred and deferred for recovery $309,000, including $258,000 related to an insurance recoverability study, and accrued and deferred for recovery an additional $750,000 associated with the preliminary survey and invasive study of these three sites. The Tennessee Regulatory Authority granted Cities permission to defer, until its next rate case, all costs incurred in Tennessee in connection with state and federally

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES

mandated environmental control requirements. In addition, based on a decision by the Missouri Public Service Commission concerning the recovery of environmental response action costs incurred by another company, Cities expects recovery of the costs involved in the investigation and response action, if any, associated with the manufactured gas plant site in Missouri.

     Pursuant to the Tennessee Petroleum Underground Storage Tank Act, Cities is required to upgrade or remove certain underground storage tanks (USTs) situated in Tennessee. As of December 31, 1996, Cities had identified a small number of USTs in this category in Tennessee and had incurred and deferred for recovery $96,000 and, based on available current information, accrued and deferred for recovery an additional $70,000 for the upgrade or removal of these USTs. The Tennessee Regulatory Authority granted Cities permission to defer, until its next rate case, all costs incurred in connection with state and federally mandated environmental control requirements. In addition, Cities may be able to recover a portion of any corrective action costs from the Tennessee Underground Storage Tank Fund for the UST sites in Tennessee.

     In October 1995, Cities received two Notices of Violation (NOVs) from the Tennessee Department of Environment and Conservation (TDEC) concerning historic releases from a UST in Kingsport, Tennessee. This UST was formerly owned by Holston Oil Co., Inc. (Holston), which at one time was a wholly-owned subsidiary of Tennessee-Virginia Energy Corporation (TVEC). Prior to TVEC's merger with the company in 1986, TVEC sold the common stock of Holston to an unrelated party. Cities has responded to the NOVs advising the TDEC that Cities is not a responsible party for any environmental contamination at the site. Cities does not anticipate incurring any response action costs at this site.

     The Kansas Department of Health and Environment (KDHE) identified the need to investigate gas industry activities which utilize mercury equipment in Kansas. Cities and the KDHE have signed a Consent Order for the investigation and possible response action for mercury contamination at any gas pipeline site which is identified as exceeding the KDHE's established acceptable concentration levels. As of December 31, 1996, Cities had identified approximately 720 meter sites where mercury may have been used and had incurred and deferred for recovery $62,000 and, based on available current information, accrued and deferred for recovery an additional $280,000 for the investigation of these sites. Cities has estimated that it may incur an additional amount of up to $4,100,000 over the next seven years in responding to a future administrative order for those sites, if any, that exceed the KDHE's established acceptable concentration levels. Cities has received an order from the Kansas Corporation Commission (KCC) allowing Cities to defer and seek recovery in future rate proceedings the reasonable and prudent costs and expenses associated with the Consent Order. In the order, the commission approved a Stipulation and Agreement which provides a cap of $1,500,000 on amounts deferred with the ability to exceed this cap if reasonable costs of response action are incurred. Based on a decision by the KCC concerning the recovery of environmental response action costs incurred by another company, Cities expects recovery of the costs involved in the investigation and response action associated with the mercury meter sites in Kansas.

     Cities addresses other environmental matters from time to time in the regular and ordinary course of its business. Management expects that future expenditures related to response action at any site will be recovered through rates or insurance, or shared among other potentially responsible parties. Therefore, the costs of responding to these sites are not expected to materially affect the results of operations, financial condition or cash flows of the company.

CAPITAL STOCK

COMMON STOCK--

     As of December 31, 1996, the company had 2,200,878 shares of common stock reserved for issuance under the company's employee and customer stock purchase plans, the company's dividend reinvestment and stock purchase plan, the company's 401(k) savings plan, the company's non-employee director stock plan, and the company's long-term stock plan of 1989.

     Under the company's long-term stock plan implemented in 1989, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or any combination thereof may be granted to officers and key employees of the company. The option price per share must be at least equal to the fair market value of one share of common stock on the date of the grant. The options granted become exercisable at a rate of 20% per year and expire ten years after the date of grant. The long-term stock plan has a Stock Appreciation Right (SAR) feature which provides optionees the right to receive appreciation in the shares of common stock subject to such option in common stock or cash, or a combination thereof, equal in value to the difference between the fair market value of such shares on the date of exercise and the option exercise price. Option and SAR transactions during the three years ended December 31, 1996, are as follows:

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES



                                             Options           Exercise Price      SARs    Exercise Price
=========================================================================================================
Outstanding December 31, 1993 ..........     46,200             $12.50-15.125     16,170    $12.50-15.125
     Granted ...........................     46,000                     16.00         --               --
     Exercised .........................     (3,000)             12.50-15.125     (1,050)    12.50-15.125
     Forfeited .........................         --                        --         --               --
---------------------------------------------------------------------------------------------------------
Outstanding December 31, 1994 ..........     89,200             $ 12.50-16.00     15,120    $12.50-15.125
     Granted ...........................     39,000                     15.75         --               --
     Exercised .........................     (6,000)              12.50-16.00     (1,960)    12.50-15.125
     Forfeited .........................     (3,700)             12.50-15.125       (210)    12.50-15.125
---------------------------------------------------------------------------------------------------------
Outstanding December 31, 1995 ..........    118,500             $ 12.50-16.00     12,950    $12.50-15.125
     Granted ...........................     39,000                     15.50         --               --
     Exercised .........................    (16,900)              12.50-16.00     (4,130)    12.50-15.125
     Forfeited .........................         --                        --         --               --
---------------------------------------------------------------------------------------------------------
OUTSTANDING DECEMBER 31, 1996 ..........    140,600             $ 12.50-16.00      8,820    $12.50-15.125
=========================================================================================================

     As of December 31, 1996 and 1995, there were 45,200 and 39,400 options, respectively, and 8,820 and 10,710 SARs, respectively, which were exercisable. As of December 31, 1996, 170,100 shares of common stock were reserved under the company's long-term stock plan.

     In October 1995, the FASB issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies also may base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The company adopted SFAS 123 effective January 1, 1996. Because of the limited nature of the company's stock-based compensation plans, the adoption of SFAS 123 was immaterial.

ACQUISITIONS

     Effective September 1, 1996, United Cities Propane Gas of Tennessee, Inc.
(UCPT), a wholly-owned subsidiary of UCG Energy, purchased substantially all of the propane assets of Arrow Propane, Inc. for approximately $610,000. In addition, UCPT entered into a ten-year non-compete agreement with the prior owners for $50,000. This acquisition added approximately 700 propane customers in the Woodbury, Tennessee area.

     On June 28, 1996, Monarch Gas Company (Monarch) was merged into the company. The merger was accounted for as a pooling of interests in which the company issued 207,366 shares of the company's common stock in exchange for the common stock of Monarch. In addition, the company entered into five-year non-compete agreements with the prior owners of Monarch totaling $400,000. The merger added approximately 2,900 natural gas customers in the Vandalia, Illinois area. The company did not restate prior years' financial statements due to immateriality.

     Effective January 1, 1996, UCPT purchased substantially all of the assets of Duncan Gas Service for approximately $4,310,000. In addition, UCPT entered into a ten-year non-compete agreement with the prior owners for $250,000, to be paid over a ten-year period. This acquisition added approximately 2,000 propane customers in the Johnson City, Tennessee area.

     Effective May 22, 1995, UCPT purchased all of the propane transportation assets of Transpro South, Inc., a common carrier corporation, for approximately $218,000. In addition, UCPT entered into a ten-year non-compete agreement with the prior owner for $6,000.

     During the first quarter of 1995, UCG Energy purchased a 45% interest in certain contracts related to the gas marketing business of Woodward Marketing, Inc. (WMI), a Texas corporation. In exchange for the acquired interest, the shareholders of WMI received $5,000,000 in the company's common stock (320,512 shares) and $832,000 in cash in May 1995, and may, if certain earnings targets are met, receive up to $1,000,000 in cash to be paid over a five-year period. In exchange for its own gas marketing contracts and the acquired 45% interest in the WMI gas marketing contracts, UCG Energy received a 45% interest in a newly formed limited liability company, Woodward Marketing, L.L.C. (WMLLC). WMI received a 55% interest in WMLLC in exchange for its remaining 55% interest in the WMI gas marketing contracts. WMLLC provides gas marketing services to industrial customers, municipalities and local distribution companies, including Cities. UCG Energy utilized equity accounting, effective January 1, 1995, for the acquisition. The excess of the purchase price over the value of the net tangible assets, amounting to approximately $5,400,000, was allocated to intangible assets consisting of customer contracts and goodwill, which are being amortized over ten and twenty years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES



     Effective January 1, 1995, UCPT purchased substantially all of the assets of Harrell Propane, Inc. for approximately $1,383,000. In addition, UCPT entered into ten-year non-compete agreements with the prior owners for $250,000, to be paid over an eight-year period. This acquisition added approximately 1,300 propane customers in the Murfreesboro, Tennessee area.

     Effective April 14, 1994, UCPT purchased all of the assets of Hurley's Propane Gas for approximately $938,000. In addition, UCPT entered into ten-year non-compete agreements with the prior owners for $100,000, to be paid over a five-year period. This acquisition added approximately 700 propane customers in the Morristown, Tennessee area.

LONG-TERM DEBT

     The company's mortgage dated as of July 15, 1959, as amended and supplemented, securing the first mortgage bonds issued by the company constitutes a direct first lien on substantially all of Cities' fixed property and franchises. The company was in compliance with the requirements of its indentures during 1996. The company's medium-term notes, issued in 1995, are unsecured and at December 31, 1996, bore a weighted-average interest rate of 6.60%. The company's senior secured storage term notes bear interest at a rate of 7.45% and are secured by storage plant assets. The weighted-average interest rate of the company's other long-term debt was approximately 6.81% at December 31, 1996. Annual maturities and sinking fund requirements of the company's First Mortgage Bonds and other long-term debt for the years 1997 through 2001 are $7,679,000, $8,354,000, $8,473,000, $8,482,000 and $6,021,000, respectively.

INTERIM FINANCING

     The company has arrangements with several banks which provide, through mid-1997, a total line of credit of $105,000,000 in the form of master and banker's acceptance notes bearing interest primarily at the lesser of the prime rate or a negotiated rate during the term of each borrowing. Under these arrangements, at December 31, 1996 and 1995, the company had short-term debt outstanding of $65,688,000 and $32,313,000, respectively, with a weighted-average interest rate of 6.39% and 6.41%, respectively.

     UCG Energy and WMI, sole shareholders of WMLLC, act as guarantors of a $12,500,000 credit facility for WMLLC with a certain bank. UCG Energy's portion of the amount outstanding on this credit facility at December 31, 1996, was $607,000. UCG Energy and WMI also act as guarantors on certain purchases of natural gas and transportation services from suppliers by WMLLC. UCG Energy's portion of these outstanding obligations amounted to $9,437,000 at December 31, 1996.

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

COMMITMENTS AND CONTINGENCIES

     The company is involved in certain legal or administrative proceedings before various courts and agencies with respect to rates and other matters. Although unable to predict the outcome of these matters, it is management's opinion that final disposition of these proceedings will not have a material effect on the results of operations, financial condition or cash flows of the company.

ATMOS MERGER

     On July 19, 1996, the company and Atmos Energy Corporation (Atmos) entered into a definitive agreement whereby the company will be merged with and into Atmos, with Atmos as the surviving corporation. Under the definitive agreement, one share of Atmos stock will be exchanged for each share of the company's stock. The transaction is expected to be accounted for as a pooling of interests. The transaction was approved by the shareholders of the company and Atmos on November 12, 1996. Pending approval by appropriate regulatory bodies, the company expects to close the transaction during the second quarter of 1997. Atmos is based in Dallas, Texas, and currently provides natural gas service to approximately 673,000 customers in Texas, Colorado, Kansas, Missouri, Louisiana and Kentucky.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES


SUBSEQUENT EVENTS (UNAUDITED)

     Effective February 28, 1997, UCPT purchased substantially all of the propane assets of Harlan LP Gas, Inc., a retail propane distribution company, and Propane Sales and Service, Inc., a wholesale propane distribution company, for approximately $2,040,000. In addition, UCPT entered into ten-year non-compete agreements with the prior owners for $150,000 to be paid over a ten-year period. This acquisition added approximately 3,100 propane customers in the Harlan, Kentucky and New Tazewell, Tennessee areas.

     On March 5, 1997, the Tennessee Court of Appeals (the Court) issued a decision reversing and remanding the Tennessee Regulatory Authority's order which approved the incentive rate program for the plan year ending March 31, 1997. The Court found a procedural fault in how the Tennessee Regulatory Authority arrived at the order. At this time, further hearings have not been scheduled.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To United Cities Gas Company:

     We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of United Cities Gas Company (an Illinois corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings, capital surplus and common stock and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Cities Gas Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Nashville, Tennessee                          Arthur Andersen LLP
February 14, 1997

                                       CONSOLIDATED FINANCIAL AND OPERATING DATA
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

QUARTERLY FINANCIAL DATA

(In Thousands, except per share data)

1996                                            MARCH 31    JUNE 30  SEPTEMBER 30 DECEMBER 31
---------------------------------------------------------------------------------------------
Utility Operating Revenues ..................   $144,709   $ 60,698    $ 39,953    $108,022
Utility Operating Income (Loss) .............   $ 18,263   $    521    $ (3,055)   $ 11,358
Net Income (Loss)(a) ........................   $ 17,523   $ (3,112)   $ (6,472)   $  9,263
Net Income (Loss) Per Share(b) ..............   $   1.35   $   (.24)   $   (.49)   $    .70


1995                                            MARCH 31    JUNE 30  SEPTEMBER 30 DECEMBER 31
---------------------------------------------------------------------------------------------
Utility Operating Revenues ..................   $106,006   $ 42,246    $ 32,248    $ 91,360
Utility Operating Income (Loss) .............   $ 14,883   $   (557)   $ (4,084)   $  9,147
Net Income (Loss)(a) ........................   $ 13,327   $ (3,962)   $ (6,916)   $  7,486
Net Income (Loss) Per Share(b) ..............   $   1.25   $   (.35)   $   (.55)   $    .59

(a) The pattern of quarterly earnings (loss) is the result of the highly seasonal nature of the business as variations in weather conditions generally result in greater earnings during the winter months.

(b) May not add to year-end results due to changes in average number of outstanding common shares between periods.

MARKET INFORMATION

     The common stock of the company is traded over-the-counter on the Nasdaq National Market System under the symbol UCIT. The following table reflects the quarterly high and low closing sales prices of the common stock, as compiled from quotations supplied by the Nasdaq Monthly Statistical Report, and the quarterly dividends paid per share, for the years 1996 and 1995.

1996                                            MARCH 31    JUNE 30  SEPTEMBER 30 DECEMBER 31
---------------------------------------------------------------------------------------------
High ........................................   $  18.50   $  17.00    $  23.00    $  23.63
Low .........................................   $  15.75   $  14.75    $  15.00    $  20.00
Dividends per share .........................   $   .255   $   .255    $   .255    $   .255


1995                                            MARCH 31    JUNE 30  SEPTEMBER 30 DECEMBER 31
---------------------------------------------------------------------------------------------
High ........................................   $  16.25   $  16.25    $  16.50    $  18.75
Low .........................................   $  15.25   $  14.50    $  14.75    $  15.75
Dividends per share .........................   $   .255   $   .255    $   .255    $   .255

CONSOLIDATED FINANCIAL AND OPERATING DATA
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES

                                                         1996        1995        1994
-------------------------------------------------------------------------------------
UTILITY OPERATING REVENUES:*
     Residential .................................   $165,922    $127,603    $129,519
     Commercial ..................................     95,683      70,967      73,376
     Industrial--
        Firm .....................................     31,876      27,438      33,772
        Interruptible ............................     40,925      33,338      35,297
     Other .......................................      8,411       4,412       1,813
-------------------------------------------------------------------------------------
                                                      342,817     263,758     273,777
     Transportation ..............................     10,565       8,102       7,207
-------------------------------------------------------------------------------------
         Total ...................................   $353,382    $271,860    $280,984
=====================================================================================
OPERATING MARGIN* ................................   $126,016    $112,684    $108,016
=====================================================================================

NATURAL GAS THROUGH-PUT (MCF):*
     Residential .................................     25,458      22,901      21,352
     Commercial ..................................     16,706      15,165      14,116
     Industrial--
        Firm .....................................      7,083       7,324       8,134
        Interruptible ............................     11,124      11,920      11,002
-------------------------------------------------------------------------------------
                                                       60,371      57,310      54,604
     Transportation ..............................     17,612      17,184      12,574
-------------------------------------------------------------------------------------
         Total ...................................     77,983      74,494      67,178
======================================================================================

CUSTOMERS (AVERAGE FOR YEAR):
     Residential .................................    276,892     266,532     259,895
     Commercial ..................................     35,620      34,435      33,861
     Industrial--
        Firm .....................................        404         395         395
        Interruptible ............................        233         251         258
-------------------------------------------------------------------------------------
     Natural gas .................................    313,149     301,613     294,409
     Propane .....................................     26,108      23,359      21,693
-------------------------------------------------------------------------------------
         Total customers .........................    339,257     324,972     316,102
=====================================================================================
ACTUAL CUSTOMERS AT DECEMBER 31, .................    347,046     331,958     322,851
=====================================================================================

PROPANE:*
     Sales .......................................   $ 34,730    $ 22,124    $ 18,510
     Cost of sales ...............................     23,832      13,038      10,126
-------------------------------------------------------------------------------------
     Gross margin ................................   $ 10,898    $  9,086    $  8,384
=====================================================================================
     Gross margin % of sales .....................       31.4%       41.1%       45.3%
=====================================================================================
     Gallons .....................................     40,723      28,854      23,175
=====================================================================================

* In thousands

                                       CONSOLIDATED FINANCIAL AND OPERATING DATA
--------------------------------------------------------------------------------
                                        UNITED CITIES GAS COMPANY & SUBSIDIARIES

                                                       1993      1992        1991        1990        1989        1988        1987
---------------------------------------------------------------------------------------------------------------------------------
UTILITY OPERATING REVENUES:*
     Residential ................................. $134,856  $119,245    $109,081    $ 95,916    $ 79,245    $ 75,659    $ 68,668
     Commercial ..................................   74,361    69,447      62,052      55,576      50,502      46,341      41,327
     Industrial--
        Firm .....................................   31,252    32,805      33,392      33,924      33,430      33,865      35,195
        Interruptible ............................   36,703    29,607      25,182      26,028      26,406      25,077      26,250
     Other .......................................    3,411     6,530       2,692       6,797       3,957       1,777       2,812
---------------------------------------------------------------------------------------------------------------------------------
                                                    280,583   257,634     232,399     218,241     193,540     182,719     174,252
     Transportation ..............................    6,924     7,826       6,756       6,352       4,385       4,690       3,897
---------------------------------------------------------------------------------------------------------------------------------
          Total .................................. $287,507  $265,460    $239,155    $224,593    $197,925    $187,409    $178,149
=================================================================================================================================
OPERATING MARGIN* ................................ $106,499  $ 99,300    $ 87,779    $ 80,231    $ 71,536    $ 63,748    $ 57,480
=================================================================================================================================

NATURAL GAS THROUGH-PUT (MCF):*
     Residential .................................   23,055    20,481      19,679      17,765      14,135      13,675      12,162
     Commercial ..................................   14,435    13,324      12,573      11,697      10,577       9,671       8,542
     Industrial--
        Firm .....................................    7,509     7,690       8,323       8,407       8,059       7,930       8,011
        Interruptible ............................   11,661    10,101       9,050       8,432       8,088       7,701       8,092
---------------------------------------------------------------------------------------------------------------------------------
                                                     56,660    51,596      49,625      46,301      40,859      38,977      36,807
     Transportation ..............................   11,883    11,117       9,484       8,977       4,462       4,614       3,363
---------------------------------------------------------------------------------------------------------------------------------
          Total ..................................   68,543    62,713      59,109      55,278      45,321      43,591      40,170
=================================================================================================================================

CUSTOMERS (AVERAGE FOR YEAR):
     Residential .................................  250,051   242,990     236,215     228,678     166,859     157,022     151,304
     Commercial ..................................   31,849    31,124      30,493      29,592      24,680      21,614      19,212
     Industrial--
          Firm ...................................      395       397         376         466         443         413         362
          Interruptible ..........................      245       231         223         208         171         159         168
---------------------------------------------------------------------------------------------------------------------------------
     Natural gas .................................  282,540   274,742     267,307     258,944     192,153     179,208     171,046
     Propane .....................................   20,498    21,120      24,480      31,300      28,184      24,996      19,522
---------------------------------------------------------------------------------------------------------------------------------
          Total customers ........................  303,038   295,862     291,787     290,244     220,337     204,204     190,568
=================================================================================================================================
ACTUAL CUSTOMERS AT DECEMBER 31, .................  313,788   302,781     295,729     297,855     289,639     211,716     200,786
=================================================================================================================================


PROPANE:*
     Sales ....................................... $ 16,506  $ 15,194    $ 14,727    $ 16,781    $ 13,334    $ 12,394    $  9,882
     Cost of sales ...............................    8,920     8,053       7,539       9,773       5,538       5,239       4,429
---------------------------------------------------------------------------------------------------------------------------------
     Gross margin ................................ $  7,586  $  7,141    $  7,188    $  7,008    $  7,796    $  7,155    $  5,453
=================================================================================================================================
     Gross margin % of sales .....................     46.0%     47.0%       48.8%       41.8%       58.5%       57.7%       55.2%
=================================================================================================================================
     Gallons .....................................   20,180    19,063      16,066      17,931      17,499      16,535      13,363
=================================================================================================================================

CONSOLIDATED FINANCIAL AND OPERATING DATA
--------------------------------------------------------------------------------
UNITED CITIES GAS COMPANY & SUBSIDIARIES

                                                        1996      1995      1994
----------------------------------------------------------------------------------
COMMON STOCK INFORMATION:
     Net income/common stock earnings:*
          Utility ................................ $  12,791  $   5,745  $   7,817
          UCG Energy .............................     3,605      3,450      3,750
          UCG Storage ............................       806        740        526
----------------------------------------------------------------------------------
               Total ............................. $  17,202  $   9,935  $  12,093
==================================================================================
     Net income/earnings per share ............... $    1.31  $     .84  $    1.16
==================================================================================
     Average number of shares* ...................    13,086     11,792     10,409
==================================================================================
     Shares outstanding* .........................    13,221     12,727     10,613
==================================================================================
     Dividends per share ......................... $    1.02  $    1.02  $   1.005
==================================================================================
     Dividend pay-out ............................      77.9%     121.4%      86.6%
==================================================================================
     Dividend yield ..............................       4.5%       5.4%       6.4%
==================================================================================
     Market value per share:
          High ................................... $   23.63  $   18.75  $   18.75
          Low .................................... $   14.75  $   14.50  $   15.44
          Close .................................. $   22.50  $   18.75  $   15.75
==================================================================================
     Price/Earnings ratio ........................      17.2x      22.3x      13.6x
==================================================================================
RETURN ON AVERAGE EQUITY .........................      11.3%       7.5%      10.5%
==================================================================================
WEATHER DATA--COLDER (WARMER) THAN NORMAL ........       6.1%      (2.3%)    (10.2%)
==================================================================================

CAPITALIZATION:
     Capitalization:*
          Long-term debt ......................... $ 153,859  $ 163,160  $ 144,344
          Preferred and preference stock .........        --         --         --
          Common stock equity ....................   157,284    146,071    118,028
----------------------------------------------------------------------------------
          Total .................................. $ 311,143  $ 309,231  $ 262,372
==================================================================================
     Capitalization (percent):
          Long-term debt .........................      49.4%      52.8%      55.0%
          Preferred and preference stock .........        --         --         --
          Common stock equity ....................      50.6%      47.2%      45.0%
----------------------------------------------------------------------------------
               Total .............................     100.0%     100.0%     100.0%
==================================================================================
TOTAL ASSETS* .................................... $ 513,649  $ 460,377  $ 421,200
==================================================================================

*In thousands

                                      CONSOLIDATED FINANCIAL AND OPERATING DATA
-------------------------------------------------------------------------------
                                       UNITED CITIES GAS COMPANY & SUBSIDIARIES

       1993                  1992               1991               1990            1989            1988            1987
-----------------------------------------------------------------------------------------------------------------------------------

       $  7,877              $  5,865           $  4,777           $  1,490        $  7,140        $  4,684        $  3,731
          3,775                 3,681              2,570              1,375           2,790           2,262           1,504
            468                   558                394                346              78              --              --
-----------------------------------------------------------------------------------------------------------------------------------
       $ 12,120              $ 10,104           $  7,741           $  3,211        $ 10,008        $  6,946        $  5,235
===================================================================================================================================
       $   1.19              $   1.07           $    .97                .44        $   1.52        $   1.24        $   1.00
===================================================================================================================================
         10,197                 9,459              8,000              7,238           6,572           5,621           5,251
===================================================================================================================================
         10,314                10,052              8,517              7,292           7,197           5,677           5,300
===================================================================================================================================
       $   .985              $   .965           $    .93           $    .92        $    .88        $    .84        $    .80
===================================================================================================================================
           82.8%                 90.2%              95.9%             209.1%           57.9%           67.7%           80.0%
===================================================================================================================================
            5.3%                  5.8%               5.7%               6.8%            5.9%            6.8%            6.7%
===================================================================================================================================

       $  20.50              $  16.50              16.25           $  15.63        $  15.50        $  13.13        $  15.13
       $  16.00              $  12.75              12.00           $  13.00        $  12.25        $  11.75        $  11.75
       $  18.50              $  16.50              16.25           $  13.50        $  14.88        $  12.38        $  12.00
===================================================================================================================================
           15.5x                 15.4x              16.8x              30.7x            9.8x           10.0x           12.0x
===================================================================================================================================
           11.1%                 10.5%               9.9%               4.4%           15.9%           14.0%           11.4%
===================================================================================================================================
            2.8%                 (7.8%)            (12.8%)            (20.4%)            .9%            3.5%           (4.0%)
===================================================================================================================================


       $151,843              $157,734           $127,430           $ 96,521        $ 78,230        $ 69,138        $ 73,325
             --                    --              1,352              1,483           2,203           4,871           5,156
        111,888               106,206             85,953             71,118          73,204          52,279          46,964
-----------------------------------------------------------------------------------------------------------------------------------
       $263,731              $263,940           $214,735           $169,122        $153,637        $126,288        $125,445
===================================================================================================================================

           57.6%                 59.8%              59.4%              57.1%           50.9%           54.7%           58.5%
             --                    --                0.6%               0.9%            1.4%            3.9%            4.1%
           42.4%                 40.2%              40.0%              42.0%           47.7%           41.4%           37.4%
===================================================================================================================================
          100.0%                100.0%             100.0%             100.0%          100.0%          100.0%          100.0%
===================================================================================================================================
       $401,520              $370,150           $368,283           $338,167        $307,160        $212,629        $197,946
===================================================================================================================================

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                          UNITED CITIES GAS COMPANY
                                 (Registrant)

                          By:  /s/ GENE C. KOONCE
                               --------------------
                               Gene C. Koonce
                               Chairman, President and
                               Chief Executive Officer

Dated:  March 20, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

SIGNATURE                               Title                      Date
---------                               -----                      ----
/s/ GENE C. KOONCE                  Chairman, President and
-----------------------------       Chief Executive Officer
    Gene C. Koonce

/s/ JAMES B. FORD                   Senior Vice President and
-----------------------------       Treasurer and Principal
    James B. Ford                   Financial Officer

/s/ ADRIENNE H. BRANDON             Vice President and Controller
-----------------------------
    Adrienne H. Brandon


-----------------------------       Director
    Jerry H. Ballengee


/s/ DWIGHT C. BAUM                  Director
-----------------------------
    Dwight C. Baum

/s/ THOMAS J. GARLAND               Director                    March 20, 1997
-----------------------------
    Thomas J. Garland

/s/ DALE A. KEASLING                Director
-----------------------------
    Dale A. Keasling

/s/ VINCENT J. LEWIS                Director
-----------------------------
    Vincent J. Lewis


-----------------------------       Director
    Dennis L. Newberry, II

/s/ STIRTON OMAN, JR.               Director
-----------------------------
    Stirton Oman, Jr.


/s/ TIMOTHY W. TRIPLETT             Director
-----------------------------
    Timothy W. Triplett


/s/ GEORGE C. WOODRUFF, JR.         Director
-----------------------------
    George C. Woodruff, Jr.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To United Cities Gas Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of United Cities Gas Company and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 14, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      ARTHUR ANDERSEN LLP

Nashville, Tennessee
  February 14, 1997

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



DIVIDENDS FROM SUBSIDIARIES.

     Cash dividends declared to Cities from the registrant's wholly-owned subsidiaries were $100,000 in 1996, $6,100,000 in 1995 and $1,350,000 in 1994.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                     OTHER
                                                      BALANCE AT      ADDITIONS                     CHANGES       BALANCE AT
                                                      BEGINNING      CHARGED TO                     INCREASE        END OF
                    DESCRIPTION                       OF PERIOD        INCOME       DEDUCTIONS     (DECREASE)       PERIOD
                                                     ------------   ------------   ------------   ------------   ------------
                                                                                  (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996 -
  Deducted in the balance sheet from the
    asset to which it applies:
      Allowance for uncollectible accounts ......... $      1,352          1,620          1,226 (a)          -   $      1,746
                                                     ============   ============   ============    ===========   ============
  Included in the deferred credits section of
    the balance sheet:
      Injuries and damages reserve ................. $      1,134             60             66              -   $      1,128
                                                     ============   ============   ============    ===========   ============
  Included in the current liabilities section
    of the balance sheet:
      Injuries and damages reserve ................. $        105             87              -              -   $        192
                                                     ============   ============   ============    ===========   ============
YEAR ENDED DECEMBER 31, 1995 -
  Deducted in the balance sheet from the
    asset to which it applies:
      Allowance for uncollectible accounts ......... $      1,017          1,331            996 (a)          -   $      1,352
                                                     ============   ============   ============    ===========   ============
  Included in the deferred credits section of
    the balance sheet:
      Injuries and damages reserve ................. $        774            360              -              -   $      1,134
                                                     ============   ============   ============    ===========   ============
  Included in the current liabilities section
    of the balance sheet:
      Injuries and damages reserve ................. $        313             96            304              -   $        105
                                                     ============   ============   ============    ===========   ============
YEAR ENDED DECEMBER 31, 1994 -
  Deducted in the balance sheet from the
    asset to which it applies:
      Allowance for uncollectible accounts ......... $      1,150          1,021          1,154 (a)          -   $      1,017
                                                     ============   ============   ============    ===========   ============
  Included in the deferred credits section of
    the balance sheet:
      Injuries and damages reserve ................. $      1,064             60            350              -   $        774
                                                     ============   ============   ============    ===========   ============
  Included in the current liabilities section
    of the balance sheet:
      Injuries and damages reserve ................. $        277             36              -              -   $        313
                                                     ============   ============   ============    ===========   ============

    (a) Represents write-off of accounts considered to be uncollectible, less collection of accounts previously written off.

                                LIST OF EXHIBITS

3.01 Amended Articles of Incorporation of Company, as amended May 3, 1996, (filed with the Registrant's Form 10-Q dated June 30, 1996 and incorporated herein by reference).

3.02 Amended By-Laws of Company, as amended August 22, 1996, (filed with the Registrant's Form 10-Q dated September 30, 1996, and incorporated herein by reference).

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

10.01 Annual Incentive Compensation Plan effective January 1, 1989, as revised, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

10.02 Supplemental Executive Retirement Compensation Agreement, as revised, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.03 Long-Term Stock Plan of 1989, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

10.04 Directors' Deferred Compensation Plan effective February 1, 1992, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

10.05 Non-Employee Director Stock Plan effective February 28, 1995 (filed with the Registrant's Form 10-Q dated June 30, 1995, and incorporated herein by reference).

10.06 Key Management Deferred Compensation Plan effective January 1, 1995, (filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

12.01    Computation of Ratio of Consolidated Earnings to Fixed Charges. (Page
         57)

21.      Subsidiaries of United Cities Gas Company. (Page 58)

23.      Consent of Independent Public Accountants. (Page 59)

27.      Financial Data Schedule (for SEC use only).