Form 10-Q
period 1997-03-31
UNITED CITIES GAS CO
filed 1997-05-13
CIK 101105

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.
                                       OR
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

[ X ]  Yes

[   ]  No

  At April 30, 1997, 13,283,787 shares of the common stock of the Registrant were outstanding.


================================================================================

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


                                TABLE OF CONTENTS

  ITEM                                                                       PAGE
 NUMBER                PART I -- FINANCIAL INFORMATION                      NUMBER
-------                                                                     ------
    1     Financial Statements:
            Consolidated Statements of Income (Unaudited) for the               3
              Three and Twelve Months Ended March 31, 1997 and
                March 31, 1996.

            Consolidated Statements of Cash Flows (Unaudited) for the           4
              Three and Twelve Months Ended March 31, 1997 and
              March 31, 1996.

            Consolidated Balance Sheets at March 31, 1997 (Unaudited) and       5
              December 31, 1996.

            Consolidated Statements of Capitalization at March 31, 1997         6
              (Unaudited) and December 31, 1996.

            Notes to Consolidated Financial Statements.                         7

    2     Management's Discussion and Analysis of Financial Condition           8
            and Results of Operations.

                              PART II -- OTHER INFORMATION

    1     Legal Proceedings.                                                   12

    6     Exhibits and Reports on Form 8-K.                                    12

          List of Exhibits.                                                    13

          Signature                                                            14


                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               THREE MONTHS ENDED         TWELVE MONTHS ENDED
                                                                    MARCH 31,                    MARCH 31,
                                                           -------------------------   -------------------------
(Unaudited, in thousands, except per share amounts) ....      1997          1996          1997          1996
                                                              ----          ----          ----          ----
UTILITY OPERATING REVENUES .............................    $ 147,448     $ 144,709     $ 356,120     $ 310,563
   Natural gas cost ....................................       96,886        93,803       230,448       191,057
                                                            ---------     ---------     ---------     ---------
UTILITY OPERATING MARGIN ...............................       50,562        50,906       125,672       119,506
                                                            ---------     ---------     ---------     ---------
OTHER UTILITY OPERATING EXPENSES:
   Operations and maintenance ..........................       15,873        16,250        62,328        62,838
   Depreciation and amortization .......................        4,290         4,246        16,658        15,701
   Federal and state income taxes ......................        8,789         8,676         7,136         5,848
   Other taxes .........................................        3,656         3,471        12,776        12,350
                                                            ---------     ---------     ---------     ---------
     Total other utility operating expenses ............       32,608        32,643        98,898        96,737
                                                            ---------     ---------     ---------     ---------
UTILITY OPERATING INCOME ...............................       17,954        18,263        26,774        22,769
OTHER UTILITY INCOME, NET OF TAX .......................          107           152           424           848
                                                            ---------     ---------     ---------     ---------
                                                               18,061        18,415        27,198        23,617
                                                            ---------     ---------     ---------     ---------
UTILITY INTEREST EXPENSE:
   Interest on long-term debt ..........................        3,119         3,316        12,575        12,311
   Other interest expense ..............................          933           426         2,495         1,992
                                                            ---------     ---------     ---------     ---------
     Total utility interest expense ....................        4,052         3,742        15,070        14,303
                                                            ---------     ---------     ---------     ---------
UTILITY INCOME .........................................       14,009        14,673        12,128         9,314
                                                            ---------     ---------     ---------     ---------
OTHER INCOME:
   Operations of UCG Energy Corporation-
      Revenues .........................................       13,748        18,672        38,977        40,722
      Operating expenses ...............................      (11,318)      (14,604)      (32,660)      (31,467)
      Interest expense .................................         (340)         (363)       (1,343)       (1,317)
      Depreciation and amortization ....................       (1,005)         (914)       (3,910)       (4,308)
      Other income, net ................................        2,058         1,531         3,569         2,920
      Federal and state income taxes ...................       (1,193)       (1,641)       (1,759)       (2,492)
                                                            ---------     ---------     ---------     ---------
                                                                1,950         2,681         2,874         4,058
                                                            ---------     ---------     ---------     ---------
   Operations of United Cities Gas Storage Company-
      Revenues .........................................        1,593         2,989         4,268         8,549
      Operating expenses ...............................       (1,027)       (2,392)       (1,750)       (5,984)
      Interest expense .................................         (213)         (222)         (832)         (955)
      Depreciation .....................................         (100)          (98)         (396)         (374)
      Federal and state income taxes ...................          (98)         (108)         (499)         (477)
                                                            ---------     ---------     ---------     ---------
                                                                  155           169           791           759
                                                            ---------     ---------     ---------     ---------

NET INCOME .............................................    $  16,114     $  17,523     $  15,793     $  14,131
                                                            =========     =========     =========     =========

NET INCOME PER SHARE ...................................    $    1.22     $    1.35     $    1.20     $    1.14
                                                            =========     =========     =========     =========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ............       13,242        12,962        13,156        12,358
                                                            =========     =========     =========     =========

COMMON STOCK DIVIDENDS PER SHARE .......................    $   0.255     $   0.255     $    1.02     $    1.02
                                                            =========     =========     =========     =========

                  UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED          TWELVE MONTHS ENDED
                                                                              MARCH 31,                  MARCH 31,
                                                                      ------------------------    -----------------------
(Unaudited, in thousands)                                                1997         1996          1997          1996
                                                                         ----         ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................................    $  16,114     $  17,523     $  15,793     $  14,131
                                                                      ---------     ---------     ---------     ---------
   Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation and amortization .............................        5,395         5,258        20,964        20,383
       Deferred taxes ............................................          (45)          (46)        1,579         1,728
       Investment tax credits, net ...............................          (90)          (90)         (362)         (363)
       Investment income from Woodward Marketing, LLC ............       (1,868)       (1,267)       (2,599)       (2,047)
       Changes in current assets and current liabilities:
          Receivables ............................................       17,005        (6,698)        9,287       (24,923)
          Materials and supplies .................................           79           (70)         (359)          435
          Gas in storage .........................................       12,322         9,367        (9,100)        3,437
          Gas costs to be billed in the future ...................        4,528         4,432         2,688           (48)
          Prepayments and other ..................................          640           843        (1,562)         (204)
          Accounts payable .......................................      (29,542)        1,863       (15,367)       10,065
          Customer deposits and advance payments .................       (2,953)       (4,600)          446        (3,481)
          Accrued interest .......................................        3,257         2,744           380           808
          Supplier refunds due customers .........................        7,285         2,912        (1,280)       (1,697)
          Accrued taxes ..........................................        7,689        13,015         1,198         5,730
          Other, net .............................................           43         2,011        (1,230)        2,215
                                                                      ---------     ---------     ---------     ---------
              Total adjustments ..................................       23,745        29,674         4,683        12,038
                                                                      ---------     ---------     ---------     ---------
                Net cash provided by operating activities ........       39,859        47,197        20,476        26,169
                                                                      ---------     ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property - utility ...............................       (7,426)       (7,106)      (33,087)      (32,553)
   Additions to property - non-utility ...........................       (1,236)       (1,607)       (6,201)       (5,385)
   Investment in Woodward Marketing, LLC, net ....................          125           215           705          (617)
                                                                      ---------     ---------     ---------     ---------
                Net cash used in investing activities ............       (8,537)       (8,498)      (38,583)      (38,555)
                                                                      ---------     ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings - net ...................................      (23,631)      (24,010)       33,754        (9,758)
   Proceeds from issuance of long-term debt ......................           --            --            --        27,000
   Proceeds from issuance of common stock ........................          613           583         2,670        22,587
   Long-term debt retirements ....................................       (2,346)       (3,359)      (12,804)       (5,208)
   Dividends paid ................................................       (2,741)       (2,745)      (11,058)      (10,584)
                                                                      ---------     ---------     ---------     ---------
                Net cash provided by (used in)
                financing activities .............................      (28,105)      (29,531)       12,562        24,037
                                                                      ---------     ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY INVESTMENTS ........        3,217         9,168        (5,545)       11,651
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF PERIOD ............        7,408         7,002        16,170         4,519
                                                                      ---------     ---------     ---------     ---------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD ..................    $  10,625     $  16,170     $  10,625     $  16,170
                                                                      =========     =========     =========     =========

CASH PAID DURING THE PERIOD FOR:
   Interest, net of amounts capitalized ..........................    $   1,334     $   1,414     $  16,981     $  15,579
                                                                      =========     =========     =========     =========
   Income taxes ..................................................    $   1,373     $     278     $   8,978     $   6,733
                                                                      =========     =========     =========     =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Dividends reinvested ..........................................    $     636     $     507     $   2,310     $   1,946
                                                                      =========     =========     =========     =========
   Debt incurred to acquire assets of Harlan LP Gas, Inc .........    $   1,000            --     $   1,000            --
                                                                      =========     =========     =========     =========
   Debt incurred to acquire assets of Duncan Gas Service .........           --     $   2,957            --     $   2,957
                                                                      =========     =========     =========     =========
   Common stock issued in investment in Woodward Marketing, LLC ..           --            --            --     $   5,000
                                                                      =========     =========     =========     =========
   Increase in common stock equity due to acquisition of
   Monarch Gas Company ...........................................           --     $   2,433            --     $   2,433
                                                                      =========     =========     =========     =========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,               DECEMBER 31,
(In thousands)                                                               1997                      1996
                                                                          ------------             ------------
ASSETS                                                                    (Unaudited)
   UTILITY PLANT:
       Plant in service, at cost .................................          $485,173                  $477,832
         Less-accumulated depreciation ...........................           179,919                   175,156
                                                                            --------                  --------
                                                                             305,254                   302,676
                                                                            --------                  --------
   NON-UTILITY PROPERTY:
       Property, plant, and equipment ............................            77,684                    76,480
         Less-accumulated depreciation ...........................            21,405                    21,536
                                                                            --------                  --------
                                                                              56,279                    54,944
                                                                            --------                  --------
   CURRENT ASSETS:
       Cash and temporary investments ............................            10,625                     7,408
       Receivables, less allowance for uncollectible accounts
         of $2,547 in 1997 and $1,746 in 1996 ....................            51,928                    68,933
       Materials and supplies ....................................             5,343                     5,422
       Gas in storage ............................................            16,376                    28,698
       Gas costs to be billed in the future ......................             8,593                    13,121
       Prepayments and other .....................................             2,747                     3,387
                                                                            --------                  --------
                                                                              95,612                   126,969
                                                                            --------                  --------
   DEFERRED CHARGES:
       Unamortized debt discount and expense, net ................             2,716                     2,775
       Investment in Woodward Marketing, LLC, net ................             9,706                     8,062
       Non-compete agreements, net ...............................             3,139                     3,183
       Other deferred charges ....................................            14,918                    15,040
                                                                            --------                  --------
                                                                              30,479                    29,060
                                                                            --------                  --------
                                                                            $487,624                  $513,649
                                                                            ========                  ========
CAPITALIZATION AND LIABILITIES
   CAPITALIZATION:
       Common stock equity .......................................          $171,270                  $157,284
       Long-term debt ............................................           152,364                   153,859
                                                                            --------                  --------
                                                                             323,634                   311,143
                                                                            --------                  --------
   CURRENT LIABILITIES:
       Current portion of long-term obligations ..................             7,828                     7,679
       Notes payable .............................................            42,057                    65,688
       Accounts payable for gas costs ............................            12,831                    39,486
       Other accounts payable ....................................             2,982                     5,869
       Accrued taxes .............................................            18,633                    10,944
       Customer deposits and advance payments ....................             7,924                    10,877
       Accrued interest ..........................................             6,736                     3,479
       Supplier refunds due customers ............................             8,086                       801
       Other .....................................................            10,788                    11,514
                                                                            --------                  --------
                                                                             117,865                   156,337
                                                                            --------                  --------
   DEFERRED CREDITS:
       Accumulated deferred income tax ...........................            32,999                    33,017
       Deferred investment tax credits ...........................             3,846                     3,936
       Income taxes due customers ................................             4,881                     4,943
       Other .....................................................             4,399                     4,273
                                                                            --------                  --------
                                                                              46,125                    46,169
                                                                            --------                  --------
                                                                            $487,624                  $513,649
                                                                            ========                  ========

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION



                                                                                 MARCH 31,                   DECEMBER 31,
(In thousands, except share amounts)                                               1997                          1996
                                                                        ----------------------------  ----------------------------
                                                                                 (Unaudited)
COMMON STOCK EQUITY:
    Common stock without par value, authorized
      40,000,000 shares, outstanding 13,277,584 in
      1997 and 13,220,538 in 1996....................................          $109,305                     $108,056
    Capital surplus..................................................            22,462                       22,462
    Retained earnings................................................            39,503                       26,766
                                                                        ----------------              --------------
      Total common stock equity......................................           171,270         52.9%        157,284      50.6%
                                                                        ---------------- -----------  --------------   -------

LONG-TERM DEBT:
    First mortgage bonds.............................................           113,000                      115,000
    Medium term notes, 6.20% through 6.67%, due 2000
      through 2025...................................................            22,000                       22,000
    Senior secured storage term notes, 7.45%, due in
      installments through 2007......................................             9,200                        9,353
    Rental property adjustable rate term notes due in
      installments through 1999......................................             4,368                        4,497
    Rental property fixed rate term note, 7.90%, due in
      installments through 2013......................................             2,161                        2,161
    Propane term note, 6.99%, due in installments
      through 2002...................................................             4,500                        4,500
    Other long-term obligations due in installments through 2005.....             4,963                        4,027
                                                                        ----------------              --------------
                                                                                160,192                      161,538
        Less-current requirements....................................             7,828                        7,679
                                                                        ----------------              --------------
        Total long-term debt, excluding amounts due within one year..           152,364         47.1%        153,859      49.4%
                                                                        ---------------- -----------  --------------   -------

TOTAL CAPITALIZATION                                                           $323,634        100.0%       $311,143     100.0%
                                                                        ================ ===========  ==============   =======

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The accompanying unaudited financial statements reflect all adjustments (which are of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The statements should be read in conjunction with the Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements included in the Company's annual report for the year ended December 31, 1996.

    The Company's business is seasonal in nature resulting in greater earnings during the winter months. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

    Effective February 28, 1997, United Cities Propane Gas of Tennessee, Inc.
(UCPT), a subsidiary of UCG Energy Corporation (UCG Energy), purchased substantially all of the propane assets of Harlan LP Gas, Inc., a retail propane distribution company, and Propane Sales and Service, Inc., a wholesale propane distribution company, for approximately $2,040,000. In addition, UCPT entered into four ten-year non-compete agreements with the prior owners totaling $150,000 to be paid over a ten-year period. This acquisition added approximately 3,100 propane customers in the Harlan, Kentucky and New Tazewell, Tennessee areas.

    On July 19, 1996, the Company and Atmos Energy Corporation (Atmos) entered into a definitive agreement whereby the Company will be merged with and into Atmos, with Atmos as the surviving corporation. Under the definitive agreement, one share of Atmos stock will be exchanged for each share of the Company's stock. The transaction is expected to be accounted for as a pooling of interests. The transaction was approved by the shareholders of the Company and Atmos on November 12, 1996. The Company and Atmos have received regulatory approval for the merger in all the states in which they operate that require approval, except Illinois. In a proposed order dated April 7, 1997, the Illinois hearing examiner recommended that the Illinois Commerce Commission deny approval of the merger. The Company is currently working with the Illinois Commerce Commission staff to resolve the issues in the proposed order. The Company expects to be successful in resolving these issues and the merger to be approved by mid-summer, 1997. Atmos is based in Dallas, Texas, and currently provides natural gas service to approximately 680,000 customers in Texas, Colorado, Kansas, Missouri, Louisiana and Kentucky.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share." This statement establishes standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. On a proforma basis for the periods presented herein, the net income per share as calculated under SFAS 128 is not materially different than the amounts presented.

    UCG Energy and Woodward Marketing, Inc. (WMI), sole shareholders of Woodward Marketing, L.L.C. (WMLLC), act as guarantors of a $12,500,000 credit facility for WMLLC with a certain bank. UCG Energy's 45% portion of the amount outstanding on this credit facility at March 31, 1997, was $4,275,000. UCG Energy and WMI also act as guarantors on certain purchases of natural gas and transportation services from suppliers by WMLLC. UCG Energy's 45% portion of these outstanding obligations amounted to $4,937,000 at March 31, 1997. UCG Energy and WMI are jointly and severally liable for the total amount outstanding under the above obligations.

    Certain reclassifications were made conforming prior year's financial statements with 1997 financial statement presentation. The Company's 1996 financial statements and other information have been restated to reflect the acquisition of Monarch Gas Company.

                                UNITED CITIES GAS COMPANY AND SUBSIDIARIES

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

            Overview

                 The Company's 1997 first quarter net income was $16,114,000 compared to the first quarter 1996 net income of $17,523,000. Net income per share in the first quarter of 1997 was $1.22 compared to $1.35 for the first quarter of 1996. Net income for the twelve-month period ended March 31, 1997, was $15,793,000 compared to $14,131,000 for the twelve-month period ended March 31, 1996. Net income per share increased from $1.14 in the twelve-month period in 1996 to $1.20 in the twelve-month period in 1997.

                The following table summarizes certain information regarding the operation of each segment of the Company's business for the periods ended March 31:


                                                               THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                                               ------------------     -------------------
            (Unaudited, in thousands)                          1997        1996        1997        1996
                                                               ----        ----        ----        ----
            OPERATING REVENUES:
            Utility ......................................    $147,448    $144,709    $356,120    $310,563
                                                              --------    --------    --------    --------
            Subsidiaries:
               UCG Energy Corporation-
                 Propane Division ........................      12,559      16,868      34,064      32,500
                 Rental Division .........................       1,037       1,119       4,122       5,548
                 Utility Services Division ...............         152         685         791       2,674
                                                              --------    --------    --------    --------
                   Total UCG Energy Corporation ..........      13,748      18,672      38,977      40,722
               United Cities Gas Storage Company .........       1,593       2,989       4,268       8,549
                                                              --------    --------    --------    --------
                   Total Subsidiaries ....................      15,341      21,661      43,245      49,271
                                                              --------    --------    --------    --------
            Total Operating Revenues .....................    $162,789    $166,370    $399,365    $359,834
                                                              ========    ========    ========    ========

            NET INCOME:
            Utility ......................................    $ 14,009    $ 14,673    $ 12,128    $  9,314
                                                              --------    --------    --------    --------
            SUBSIDIARIES:
               UCG Energy Corporation-
                 Propane Division ........................         719       1,583         412       1,521
                 Rental Division .........................         306         359       1,184       1,617
                 Utility Services Division ...............         925         739       1,278         920
                                                              --------    --------    --------    --------
                   Total UCG Energy Corporation ..........       1,950       2,681       2,874       4,058
               United Cities Gas Storage Company .........         155         169         791         759
                                                              --------    --------    --------    --------
                   Total Subsidiaries ....................       2,105       2,850       3,665       4,817
                                                              --------    --------    --------    --------
            Total Net Income .............................    $ 16,114    $ 17,523    $ 15,793    $ 14,131
                                                              ========    ========    ========    ========

            OPERATING RESULTS-UTILITY

                 The utility income for the three months ended March 31, 1997, decreased $664,000 from the same period in 1996 and for the twelve-month period utility income increased $2,814,000 from the 1996 period due predominantly to the factors mentioned below:

                 The operating margin for the first quarter decreased from
            $50,906,000 in 1996 to $50,562,000 in 1997 primarily due to the significantly warmer weather during 1997 as compared to 1996. The effect of the warmer weather was somewhat offset by the December 1996 rate increase in Georgia, the weather normalization adjustments
            (WNAs) in Tennessee and Georgia and an increased number of natural gas customers. During the first quarter of 1997 the net effect of the WNAs was an increase in revenues of $3,200,000 as opposed to a decrease in revenues of $1,200,000 in the 1996 first quarter. The operating margin for the twelve-month period increased from $119,506,000 in 1996 to $125,672,000 in 1997. The effect of the warmer weather during the 1997 period was more than offset by rate increases in various states, the weather normalization adjustments, the Monarch Gas Company acquisition and an increased number of natural gas customers.

ITEM 2. CONTINUED

                 Utility operating expenses other than natural gas cost
            decreased $35,000 in the first quarter and increased $2,161,000 in the twelve-month period ended March 31, 1997, as compared to the previous year periods. The increase in the twelve-month period is primarily a result of increased distribution expenses and increased leasing expense on computer related equipment. In 1996, the Company began leasing computer related equipment as opposed to purchasing the equipment as was done in prior years. In addition, depreciation and amortization expense increased primarily due to additional plant in service and other taxes increased primarily as a result of franchise taxes on additional revenues. The effect of these increases in utility operating expenses was somewhat offset by a decrease in certain administrative expenses primarily attributable to the Virginia/East Tennessee Division consolidation that occurred in the third quarter of 1995. Five of the Company's local operations in this division were consolidated into two new operating centers. As a result, costs of approximately $900,000 ($550,000 after income taxes) related to early retirement and severance programs and employee relocation expenses were recorded in September 1995. In addition, outside services expense decreased from the twelve-month period ended March 31, 1996, to the current year period. Outside services expense for the 1996 period included incremental expenses related to addressing labor and personnel related activities, strategic planning and the IRS audit.

                 Other utility income, net of tax decreased $45,000 and $424,000 in the first quarter and twelve-month period ended March 31, 1997, respectively, as compared to the previous year periods. The decrease in the twelve-month period is primarily a result of a decreased amount of revenues recognized by the Company related to the release of its excess firm capacity on the pipelines which serve the Company. The effect of this decrease in revenues from the prior year period was somewhat offset by additional revenues during the 1997 period from the incentive rate program in Tennessee.

                 Utility interest expense increased in both the first quarter and twelve months ended March 31, 1997, as compared to the previous year periods. Other interest expense increased in both periods primarily as a result of increased outstanding balances of short-term debt. In addition, other interest expense for the twelve-month period ended March 31, 1996, was impacted by a $349,000 reduction to interest expense related to the capitalization of the debt portion of the allowance for funds used during construction of the twenty-eight mile main in Middle Tennessee. The effect of the increased interest expense in the twelve-month period for the reasons set forth above was slightly offset by decreased interest on lower outstanding balances of miscellaneous liabilities outstanding during the 1997 period.

                The table below reflects operating revenues, natural gas
            through-put and weather data for the periods ended March 31:

            Operating Statistics-Utility
            ----------------------------                       THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                                             ----------------------  -----------------------
            (Unaudited, in thousands)                          1997        1996        1997        1996
                                                               ----        ----        ----        ----
            UTILITY OPERATING REVENUES:
               Residential ...............................    $ 77,569    $ 75,408    $168,083    $148,345
               Commercial ................................      41,864      40,581      96,967      82,312
               Industrial ................................      24,531      21,778      75,554      63,529
               Transportation ............................       2,675       2,850      10,390       8,851
               Other Revenues ............................         809       4,092       5,126       7,526
                                                              --------    --------    --------    --------
                    Total ................................    $147,448    $144,709    $356,120    $310,563
                                                              ========    ========    ========    ========
             NATURAL GAS THROUGH-PUT (MCF):
               Residential ...............................      10,643      12,681      23,420      25,216
               Commercial ................................       6,276       7,271      15,711      16,191
               Industrial-
                 Firm ....................................       2,442       2,440       7,085       7,371
                 Interruptible ...........................       2,525       3,024      10,625      11,551
                                                              --------    --------    --------    --------
                                                                21,886      25,416      56,841      60,329
               Transportation ............................       4,828       4,358      18,082      17,259
                                                              --------    --------    --------    --------
                    Total ................................      26,714      29,774      74,923      77,588
                                                              ========    ========    ========    ========

             WEATHER DATA-COLDER (WARMER)
               THAN NORMAL* ..............................       (16.1%)       6.2%       (6.0%)       7.3%
                                                              ========    ========    ========    ========

            *Based on system weighted average.  Data for 1997 is preliminary.

ITEM 2. CONTINUED

            OPERATING RESULTS-NON-UTILITY

                 Revenues of UCG Energy Corporation (UCG Energy) decreased from
            $18,672,000 and $40,722,000, respectively, in the first quarter and twelve-month period ended March 31, 1996, to $13,748,000 and $38,977,000, respectively, in the first quarter and twelve-month period ended March 31, 1997. The propane division's revenues decreased in the first quarter due to decreased retail and wholesale volumes sold because of warmer than normal weather as compared to the previous year period. For the twelve-month period, revenues increased because of an increase in annual fees billed to customers in October 1996, and an increase in the retail and wholesale price of propane volumes sold as compared to the previous year period. Revenues in the utility services division decreased from 1996 in both periods as a result of decreased gas brokerage sales due to the transfer of certain gas brokerage contracts to Woodward Marketing, L.L.C. (WMLLC). The rental division's revenues decreased from the first quarter and twelve months ended March 31, 1996, due to the elimination of rental revenues as a result of the transfer of certain rental units to the parent company.

                 Expenses of UCG Energy, including cost of sales, decreased from
            $14,604,000 in the first quarter of 1996 to $11,318,000 in the first quarter of 1997 and increased from $31,467,000 in the twelve-month period ended March 31, 1996 to $32,660,000 in the twelve-month period ended March 31, 1997. Expenses decreased in the first quarter in the propane division principally as a result of lower cost of sales from decreased propane volumes sold due to warmer than normal weather as compared to the previous year period. Expenses increased in the twelve-month period as a result of the increased wholesale cost of propane volumes as compared to the previous year period. Also, contributing to the increase was increased general and administrative expenses due to normal increases and the acquisitions of Duncan Gas Service in January 1996, Arrow Propane, Inc. in September 1996 and Harlan LP Gas, Inc. and Propane Sales and Service, Inc. in February 1997. Expenses of the utility services division decreased in both periods as a result of lower cost of sales from decreased brokerage activities. Expenses increased only slightly in the quarter and twelve-month periods as compared to the previous year periods in the rental division.

                 Other income, net of UCG Energy increased $527,000 and
            $649,000, respectively, in the first quarter and twelve-month period ended March 31, 1997, primarily as a result of increased investment income from WMLLC in the amounts of $601,000 and $552,000, respectively, as compared to the previous year periods.

                 UCG Energy's net income decreased from $2,681,000 and
            $4,058,000, respectively, in the first quarter and twelve-month period ended March 31, 1996, to $1,950,000 and $2,874,000, respectively, for those same periods ended March 31, 1997. The decrease in net income for the first quarter can be attributed to decreased sales in the propane division partially offset by increased investment income from WMLLC. The decrease in net income for the twelve-month period can be primarily attributed to a combination of decreased volume sales, increased cost of sales and increased general and administrative expenses in the propane division. Contributing to the decrease was reduced rental revenues in the rental division. The decrease in net income was partially offset by increased investment income from WMLLC.

                 Effective February 28, 1997, United Cities Propane Gas of
            Tennessee, Inc. (UCPT), a subsidiary of UCG Energy purchased substantially all of the propane assets of Harlan LP Gas, Inc., a retail propane distribution company, and Propane Sales and Service, Inc., a wholesale propane distribution company, for approximately $2,040,000. In addition, UCPT entered into four ten-year non-compete agreements with the prior owners totaling $150,000 to be paid over a ten-year period. This acquisition added approximately 3,100 propane customers in the Harlan, Kentucky and New Tazewell, Tennessee areas.

                 United Cities Gas Storage Company had net income for the three and twelve-month periods ended March 31, 1997, of $155,000 and $791,000, respectively, as compared to $169,000 and $759,000 for the same periods in 1996. The revenues of the subsidiary were primarily derived from natural gas storage services and natural gas provided to United Cities Gas Company.

            FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                 Total cash provided by operations for the three and
            twelve-month periods ended March 31, 1997, was $39,859,000 and $20,476,000, respectively. Changes in accounts receivable, gas in storage and accounts payable were primarily a result of the weather sensitive nature of the Company's business. Changes in gas costs to be billed in the future and supplier refunds due customers were primarily a result of the timing of the recoveries from, or refunds to, customers of these costs through the Purchased Gas Adjustment mechanism. The financing activities for the three and twelve-

ITEM 2. CONTINUED

            month periods ended March 31, 1997, reflect the retirement of long-term debt, dividend payments, the issuance of stock through the Company's various stock purchase plans and the net activity of short-term borrowings.

                 The Company had authorized as of March 31, 1997, specific
            purchases and construction projects amounting to $9,736,000 of its 1997 utility capital budget of $33,300,000 and $465,000 of its non-utility capital budget of $2,600,000.

                 On July 19, 1996, the Company and Atmos Energy Corporation
            (Atmos) entered into a definitive agreement whereby the Company will be merged with and into Atmos, with Atmos as the surviving corporation. Under the definitive agreement, one share of Atmos stock will be exchanged for each share of the Company's stock. The transaction is expected to be accounted for as a pooling of interests. The transaction was approved by the shareholders of the Company and Atmos on November 12, 1996. The Company and Atmos have received regulatory approval for the merger in all the states in which they operate that require approval, except Illinois. In a proposed order dated April 7, 1997, the Illinois hearing examiner recommended that the Illinois Commerce Commission deny approval of the merger. The Company is currently working with the Illinois Commerce Commission staff to resolve the issues in the proposed order. The Company expects to be successful in resolving these issues and the merger to be approved by mid-summer, 1997. Atmos is based in Dallas, Texas, and currently provides natural gas service to approximately 680,000 customers in Texas, Colorado, Kansas, Missouri, Louisiana and Kentucky.

                 In February 1997, the Financial Accounting Standards Board
            issued Statement No. 128 (SFAS 128), "Earnings per Share." This statement establishes standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. On a proforma basis for the periods presented herein, the net income per share as calculated under SFAS 128 is not materially different than the amounts presented.

                 UCG Energy and Woodward Marketing, Inc. (WMI), sole
            shareholders of WMLLC, act as guarantors of a $12,500,000 credit facility for WMLLC with a certain bank. UCG Energy's 45% portion of the amount outstanding on this credit facility at March 31, 1997, was $4,275,000. UCG Energy and WMI also act as guarantors on certain purchases of natural gas and transportation services from suppliers by WMLLC. UCG Energy's 45% portion of these outstanding obligations amounted to $4,937,000 at March 31, 1997. UCG Energy and WMI are jointly and severally liable for the total amount outstanding under the above obligations.


                 The Company believes its short-term lines of credit are
            sufficient to meet anticipated short-term requirements. At March 31, 1997, the Company had $105,000,000 in short-term lines of credit available, including master and banker's acceptance notes, bearing interest primarily at the lesser of the prime rate or a negotiated rate during the term of each borrowing. Under these arrangements, $42,057,000 in short-term debt was outstanding at March 31, 1997.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS.

           See December 31, 1996 Form 10-K.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits-See list of Exhibits on page 13 hereof.

           (b) The following Form 8-K was filed during the quarter ended March 31, 1997:
                        1. Form 8-K, Item 5 dated March 17, 1997.

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                LIST OF EXHIBITS

12.01     Computation of Ratio of Consolidated Earnings to Fixed Charges.
          (Page 15)

27        Financial Data Schedule (SEC use only)

                   UNITED CITIES GAS COMPANY AND SUBSIDIARIES

                                    SIGNATURE








  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         UNITED CITIES GAS COMPANY




                                     /s/ ADRIENNE H. BRANDON
                                         ------------------------------
                                         ADRIENNE H. BRANDON
                                         Vice President and Controller
                                         On behalf of the Registrant

Date:  May 13, 1997